Form 10-Q
period 1997-12-31
VIKONICS INC /NY/
filed 1998-02-13
CIK 814932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarterly Period Ended:  December 31, 1997            Commission File Number
                           ------------------------

                                                                 O-16034
                                                                 -------

                                 VIKONICS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)



        New York                                         13-2759466
---------------------------------------      -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)



370 North Street
Teterboro, New Jersey                                         07608
---------------------------------------      -----------------------------------
(Address of Principal Executive Offices)                    (Zip Code)




    (201)  641-8077                                               None
---------------------------------------      -----------------------------------
(Registrant's Telephone Number               Former name, former address and
 including area code)                        former fiscal year, if changed
                                             since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES      X                               NO
       ------------                            ------------


Number of shares outstanding at February 3, 1998: 2,933,431 shares of common stock, par value $.02 per share.

                                 VIKONICS, INC.


                                      INDEX


PART I    Financial Information                                         PAGE NO.

          Item 1 - Financial Statements (Unaudited)
                 Balance Sheets:
                    December 31 and March 31, 1997                           3-4

                 Statements of Operations
                   For Three Months Ended December 31, 1997 and 1996           5
                   For Nine Months Ended December 31, 1997 and 1996            6

                 Statements of Cash Flows
                   For Nine Months Ended December 31, 1997 and 1996            7

                 Notes to Financial Statements                               8-9


          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     10-11



PART II:  Other Information                                                   12



Signatures                                                                    13

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                   (UNAUDITED)


                                                          DECEMBER 31, 1997      MARCH 31, 1997
                                                         ------------------      --------------

CURRENT ASSETS:

     Cash                                                      $     29,511         $    52,149
     Accounts receivable (less allowance for doubtful
        accounts of $20,000)                                        363,842             300,607
     Inventories (Note 2)                                           117,941             129,610
     Prepaid expenses and other current assets                       43,544              96,021
                                                             ---------------     ---------------

        TOTAL CURRENT ASSETS                                        554,838             578,387
                                                             ---------------     ---------------



EQUIPMENT AND FIXTURES - AT COST:

     Machinery and equipment                                        373,943             373,943
     Furniture and fixtures                                          67,437              67,437
     Autos                                                           19,838              19,838
                                                             ---------------     ---------------
                                                                    461,218             461,218
     Less accumulated depreciation and amortization                 461,005             460,365
                                                             ---------------     ---------------

        EQUIPMENT AND FIXTURES - NET                                    213                 853
                                                             ---------------     ---------------

OTHER ASSETS                                                          1,200               1,220
                                                             ---------------     ---------------

                                                                $   556,251         $   580,460
                                                             ===============     ===============

                       See notes to financial statements.

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

                                   (UNAUDITED)



                                                          DECEMBER 31, 1997      MARCH 31, 1997
                                                          -----------------      --------------

CURRENT LIABILITIES:

  Notes and loans payable (Note 3)                            $  737,507             $ 825,956
  Accounts payable                                               209,825               253,816
  Accrued expenses and other current liabilities (Note 4)      1,054,927               902,276
  Deferred service income
                                                                  32,427                49,204
                                                             ---------------     ---------------

     TOTAL CURRENT LIABILITIES                                 2,034,686             2,031,252
                                                             ---------------     ---------------


SHAREHOLDERS' (DEFICIT):

     Preferred stock - $1 par value:
     Authorized - 2,000,000 shares
     Issued and outstanding - none

     Common stock - $.02 par value:
     Authorized - 10,000,000 shares
     Issued and outstanding - 2,933,431 shares                    58,669                58,669
     Paid-in capital                                           5,641,094             5,641,094
     Retained (deficit)                                       (7,178,198)           (7,150,555)
                                                             ---------------     ---------------

TOTAL SHAREHOLDERS' (DEFICIT)                                                       (1,450,792)
                                                              (1,478,435)
                                                             ---------------     ---------------

                                                               $ 556,251            $  580,460
                                                             ===============     ===============

                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                   (UNAUDITED)



                                                                1997                        1996
                                                                ----                        ----

 SALES - NET                                               $    344,492              $    455,059

 COST OF GOODS SOLD                                             216,113                   206,054
                                                            -------------             ------------

 GROSS PROFIT                                                   128,379                   249,005
                                                            -------------             ------------

 COSTS AND EXPENSES:

   Engineering, research and development                         54,426                    61,072
   Marketing and sales                                           28,749                    61,209
   General and administrative                                    99,470                   110,501
   Depreciation and amortization                                    214                       268
   Interest expense                                              17,388                    14,653
                                                            -------------             ------------
 TOTAL COSTS AND EXPENSES                                       200,247                   247,703
                                                            -------------             ------------

 NET (LOSS) INCOME                                         $    (71,868)             $      1,302
                                                            =============             ============

 (LOSS) INCOME PER SHARE  (Note 6)                         $       (.02)             $    ---
                                                            =============             ============

                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                   (UNAUDITED)


                                                                1997                         1996
                                                                ----                         ----

 SALES - NET                                              $  1,345,775              $   1,087,327

 COST OF GOODS SOLD                                            728,996                    564,551
                                                            -------------             ------------

 GROSS PROFIT                                                  616,779                    522,776
                                                            -------------             ------------

 COSTS AND EXPENSES:

    Engineering, research and development                      173,029                    156,804
    Marketing and sales                                        135,840                    140,101
    General and administrative                                 286,703                    295,466
    Depreciation and amortization                                  640                        671

    Interest expense                                            48,210                     39,282
                                                            -------------             ------------
 TOTAL COSTS AND EXPENSES                                      644,422                    632,324
                                                            -------------             ------------

 NET (LOSS)                                               $    (27,643)             $    (109,548)
                                                            =============             ============

 (LOSS) PER SHARE  (Note 6)                               $       (.01)             $        (.04)
                                                            =============             ============

                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF CASH FLOWS

                FOR NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                   (UNAUDITED)



                                                                  1997                        1996
                                                                  ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net  (loss)                                             $     (27,643)              $   (109,548)
  Adjustments to reconcile net  (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                    640                        671


  Changes in assets and liabilities:

   Decrease (increase) in:
    Accounts receivable                                         (63,235)                   (94,592)
    Inventories                                                  11,669                      4,412
    Prepaid expenses and other current assets                    52,477                     45,395
    Other assets                                                     20                         --

   Increase (decrease) in:
     Accounts payable                                            (43,991)                  (44,056)
     Accrued expenses and other liabilities                      152,651                   263,384
     Deferred service income                                     (16,777)                  (13,699)
                                                            -------------             ------------

  Net cash provided by  operating activities                      65,811                    51,967
                                                             -------------             ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of debt                                             (88,449)                   (54,340)
                                                            -------------             ------------


(DECREASE) IN CASH                                              (22,638)                    (2,373)

CASH  - MARCH 31                                                 52,149                     24,559
                                                            -------------             ------------

CASH  - DECEMBER 31                                       $      29,511               $     22,186
                                                            =============             ============

                       See notes to financial statements.

                                 VIKONICS, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1. - FINANCIAL STATEMENTS

The financial statements include the accounts of the Company and Vikonics Canada Inc., its wholly-owned subsidiary, an entity without any activity during the periods presented.

In the opinion of the Company, the accompanying unaudited financial statements contain all necessary adjustments which are all of a normal recurring nature for the fair presentation of its financial position as of December 31, 1997, the results of operations for the three and nine months ended December 31, 1997 and 1996, and changes of cash flows for the nine months ended December 31, 1997 and 1996.

The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.



NOTE 2. - INVENTORIES

Inventories consisted of the following:                  DECEMBER 31, 1997       MARCH 31, 1997
                                                         -----------------       --------------

Raw materials                                            $     44,928            $       48,818
Work-in-process                                                32,131                    36,021
Finished goods                                                 40,882                    44,771
                                                         --------------          --------------

TOTAL                                                    $    117,941            $      129,610
                                                         ==============          ==============


NOTE 3. - NOTES AND LOANS PAYABLE

Notes and loans payable consists of:

                                                         DECEMBER 31, 1997       MARCH 31, 1997
                                                         -----------------       --------------
Notes payable bearing interest at 9.72% per annum,
with the last installment due in 1997. This note
is secured by equipment with a net book value of
approximately $0                                         $       17,500          $       40,000


Amounts due to private investors, directors, and
legal counsel.                                                  717,728                 717,728

Unsecured installment notes payable.                              2,279                  68,228
                                                         --------------          --------------

                                                         $      737,507          $      825,956
                                                         ==============          ==============

On June 30, 1993, the Company entered into an amended agreement with private investors which provided the Company with a loan in the amount of $200,000 repayable in one year together with an interest rate of 9% annum. In addition, the amended agreement granted the investors two year options to purchase an aggregate of 400,000 shares of common stock at an exercise price of $4.75 per share. In July 1993, one of the private investors assigned $20,000 of the loan along with options to purchase 40,000 shares of common stock to one of the Company's directors, who has since resigned from the Board.

Additionally, two former directors provided the Company with loans aggregating $120,000 during the months of August and September, 1993 payable on demand with an interest rate of 9% per annum.

On June 24, 1994, the Company entered into an agreement with the above private investors, former directors, and the Company's retained legal counsel. Pursuant to the agreement the due date for the investors and former directors loans and fees payable $(250,000) to legal counsel were extended until the first to occur of (i) June 30, 1996, (ii) a public financing by the Company, or (iii) a private financing of the Company of not less than $2,500,000. As June 30, 1996 date has been reached, such amounts are now due. While the Company does not have the ability to pay the amounts due to private investors, former directors and legal counsel, it is attempting to renegotiate the terms of payment of these obligations. There can be no assurance, however, that the Company will be successful in these efforts. In addition, the exercise period of the investors' options to purchase 400,000 shares of common stock were extended three years and the exercise price was reduced to $1.50.

Included in this agreement were the grant of five year warrants to one of the former directors and the legal firm to purchase such number of shares of common stock of the Company as is equal to the aggregate dollar amount of loans to made ($150,000) by that former director and unpaid legal fees ($250,000) at an exercise price of $1.00 per share. There was no value attached to these warrants.

Additionally, at December 31, 1997, the Company has a remaining balance of $147,728 which was lent to the Company by two then directors during the Company's second fiscal quarter of 1995. Both loans are payable on demand with interest at 9% per annum.


NOTE 4. - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:


                                                      December 31, 1997       March 31, 1997
                                                      -----------------       --------------

Accrued warranty expense                              $      33,000           $     33,000
Accrued salaries, wages, and taxes                          428,818                307,303
Accrued professional fees                                    90,000                128,919
Accrued officers' salaries                                  171,228                190,878
Accrued interest                                            160,604                130,058
Other                                                       171,277                112,118
                                                      ---------------         ------------
                                                      $   1,054,927           $    902,276
                                                      ===============         ============

NOTE 5. - INCOME TAXES

At December 31, 1997 the Company had net operating loss carryforwards available amounting to approximately $6.7 million which will expire between 2001 and 2011. There is a remote possibility that net operating loss carryforwards of approximately $500,000 may not be available. There are no significant differences in the recognition of income and expenses for tax and financial reporting purposes. Federal income taxes normally provided for the three months ended December 31, 1996 have been offset by the effects of the reduction of the valuation allowance.

NOTE 6. - (LOSS) PER SHARE

In 1997 and 1996, the effect of the shares issuable upon the exercise of the Company's common stock equivalents would be anti-dilutive, therefore, were not included in the per share computation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net sales for the three months ended December 31, 1997 decreased $ 111,000 (24%) compared to the corresponding period last year. The decrease is primarily due to the lack of new contract awards during the current fiscal quarter ended December 31, 1997 to replace the revenue earned of approximately $ 225,000 during the corresponding year ago quarter on a now completed U.S.

Government Agency contract.

The Company's net sales for the nine months ended December 31, 1997 increased $ 258,000 (24%) compared to the nine months ended December 31, 1996. The increase is primarily due to revenues earned for the nine months ended December 31, 1997 of approximately $500,000 from a U.S. Government contract, and equipment shipments of $145,000 for a contract in Kuwait.

Gross profit as a percentage of net sales was 37% for the three months ended December 31, 1997 versus 55% during the same period a year ago. For the nine months ended December 31, 1997, the gross profit percentage was 46% versus 48% for the corresponding period last year. The gross margin for the three months ended December 31, 1997 is lower compared to the corresponding year ago period due to differences in sales mix and the underabsorption of overhead expenses resulting from the current three month period low sales volume.

Engineering, research and development expenses for the three months ended December 31, 1997 were $54,000, a decrease of 11% ($7,000) versus the expenses incurred for the three month period ended December 31, 1996 due to staff reduction during the current year.

Engineering, research and development expenses for the nine months ended December 31, 1997 were $173,000, an increase of 10% ($16,000) from the amount of expenses incurred during the same period a year ago. This is the result of increased product development efforts during the first six months of the current year.

Marketing and sales expenses for three and nine months ended December 31, 1997 were $29,000 and $136,000, respectively, a decrease of 53% ($32,000) and 3% ($4,000) versus the expenses incurred during the same periods a year ago, due primarily to a decrease in sales commissions and marketing costs.

General and administrative expenses for the three and nine months ended December 31, 1997 were $99,000 and $287,000, respectively, a decrease of 10% ($11,000)
and 3% ($9,000) versus the expenses incurred during the same periods a year ago.

The net loss for the three and nine months ended December 31, 1997 was ($72,000) and ($28,000) respectively, compared to net income of $1,302 and a net loss of ($110,000) for the corresponding periods a year ago.

The future viability of the Company will depend upon the Company's success in raising revenue levels, maintaining low cost levels and, if necessary, raising additional financing.

LIQUIDITY AND CAPITAL RESOURCES

The Company's continued existence is dependent upon its ability to obtain contract awards which, in the aggregate, will provide significant revenues in the immediate future, and the continued forebearance of its creditors. While there can be no assurance of favorable results, the Company remains optimistic about obtaining these potential contract awards.

To date, there has been no adverse effect on the Company's ability to perform on any of its contracts due to its limited working capital. The Company has also been able to maintain a satisfactory relationship with the majority of its suppliers and has been able to substitute for dissatisfied vendors, when necessary. For any large contract that the Company might be awarded in the future where working capital might hamper its ability to perform, the Company would attempt to negotiate adequate terms and delivery with the customer and/or, if necessary, obtain required financing. There can be no assurance, however, that the Company would be successful in these efforts.

The working capital (deficit) on December 31, 1997 was ($1,480,000) compared to ($1,453,000) on March 31, 1997. The increase in the working capital (deficit) is primarily due to the $28,000 net loss for the nine months ended December 31, 1997. On December 31, 1997, the Company had $29,511 in cash compared to $52,149 at March 31, 1997.

Accounts receivable increased by $63,000 during the nine months ended December 31, 1997, due to a disproportionate amount of billings occurring in the later half of the fiscal quarter ending December 31, 1997.

Notes and loans payable of $737,000 at December 31, 1997 consist of $2,000 unsecured installment notes payable used to finance the Company's insurance premiums, $17,000 of equipment installment notes and $718,000 due to private investors, former directors, and legal counsel.

Pursuant to the agreement the due date for the investors and former directors loans and fees payable to legal counsel were extended until the first to occur of (i) June 30, 1996, (ii) a public financing by the Company, or (iii) a private financing of the Company of not less than $2,500,000. As June 30, 1996 date has been reached, such amounts are now due. While the Company does not have the ability to pay the amounts due to private investors, former directors and legal counsel, it is attempting to renegotiate the terms of payment of these obligations. There can be no assurance, however, that the Company will be successful in these efforts. Legal action by one or more of the foregoing creditors of the Company to collect the amounts owed would likely have a material adverse affect on the Company.

Accounts payable of $210,000 at December 31, 1997 are comparable to the balance of $254,000 at March 31, 1997. Accrued expenses and other current liabilities at December 31, 1997 of $1,055,000 are $153,000 greater than the $902,000 at March 31, 1997. The increase is primarily due to an increase in accrued payroll taxes for the nine months ended December 31, 1997.

In total, the net cash provided by operating activities was $66,000 for the nine months ended December 31, 1997, as compared to $52,000 for the nine months ended December 31, 1996.

The Company has no significant capital expenditure plans at this time.

                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VIKONICS, INC.
                                             --------------
                                              (Registrant)



February 4,1998                               /s/ John J. Strong
                                           --------------------------------
                                                  John J. Strong
                                                    President
                                              (duly authorized officer
                                           and principal financial officer)