Form 10KSB40
period 1998-03-31
VIKONICS INC /NY/
filed 1998-07-14
CIK 814932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

/X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the fiscal year ended              MARCH 31, 1998
                                       ---------------------------

                                       OR

/ /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                           Commission file number              0-16034
                                                       ----------------------

                                VIKONICS, INC.
                (Name of small business issuer in its charter)

                     NEW YORK                           13-2759466
   -------------------------------------       -----------------------------
     (State or other jurisdiction              (I.R.S. employer
     of incorporation or organization)         identification number)

     370 North Street, Teterboro, New Jersey               07608
---------------------------------------------------     --------------
(Address of principal executive offices)                 (Zip code)

Issuer's telephone number:                        201-641-8077
                                             ----------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.02 per share
-----------------------------------------------------------------------------
                               (Title of class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES   X             NO
                 ---                 ---

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Issuer's revenues for the year ended March 31, 1998 were $1,561,000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, on June 22, 1998, was $201,590.

     As of June 22, 1998 the Registrant had 2,933,431 shares of Common Stock outstanding.

         Documents Incorporated by Reference

                                            None

PART I

Item 1. Description of Business

General

         Vikonics, Inc. (the "Company") designs, manufacturers, markets, installs and supports a line of sophisticated computer-based security systems. The Company's modular systems combine hardware components and proprietary software which can be custom-designed in various configurations and tailored to satisfy individual customer specifications as well as evolving security requirements. The Company's advanced systems feature integrated access control, intrusion detection, alarm monitoring, closed circuit television surveillance and logging functions, providing customers with a distributed intelligent security network.

         The Company's product line includes the VISIDS(R) and TAC(R) series of microprocessor-based systems. These systems consist of central processing units, intelligent card readers that utilize a variety of card technologies for access control and microprocessor based peripherals for alarm control and management. The Company has developed and supports software which is menu-driven and user-friendly.

         The Company markets it systems to defense contractors and government agencies, commercial customers and a dealer network. The Company's systems are designed to allow defense contractors and government agencies to meet regulations for facilities handling classified programs. For the fiscal years ended March 31, 1998, 1997 and 1996, defense contractors and government agencies (including the United States Armed Forces) accounted for approximately 80%, 73% and 67% of total revenues, respectively. International customers accounted for 9.8% of total revenues for the year ended March 31, 1998.

         Since the early 1970's, the security industry has undergone substantial transformation, evolving from the use of security guards and mechanical hardware devices to the use of advanced computer-based security systems. This has resulted from the increasing sophistication, reliability and cost-effectiveness of available systems technology and the acceptance by the United States government defense establishment of computer-based security systems. In addition, the United States government has placed emphasis on the need to adequately secure sensitive facilities, including military and other defense-related facilities. The Company has significant experience in designing advanced hardware and systems software which satisfy stringent government standards and, as a result, has the capability to install systems in foreign government and commercial markets requiring sophisticated security technology. The dealer market takes the Company's component pieces, along with other manufacturers' devices, and provides systems to this customer base. The Company believes that the cost of designing advanced systems, which must continually conform to government security requirements, has limited the number of companies capable or interested in competing in this field.

      The Company was incorporated in New York on September 21, 1973, under the name Vikonics, Inc. In 1979, a majority interest of the Company was acquired by Racal Electronics, PLC ("Racal"), a large electronics company based in the United Kingdom. In 1983, John L. Kaufman, the founder and president of the Company, until his resignation in March, 1996, re-acquired control of the Company. The Company's name was changed to Racal-Vikonics, Inc. on September 24, 1981 and changed back to Vikonics, Inc. on February 7, 1983. Unless the context otherwise requires, references to the Company shall include Vikonics Canada Inc., a wholly-owned subsidiary of the Company incorporated in Canada. This subsidiary has been inactive for the past several years.

      The Company's principal office is located at 370 North Street, Teterboro, New Jersey 07608 and its telephone number is (201) 641-8077.


Product and System Features

     The Company designs security systems for its customers by integrating the hardware and software components of its product lines, including the VISIDS and TAC systems and peripheral devices. These components have been developed in modular fashion to facilitate integration and to allow customers to upgrade or expand their security systems. The Company's security systems incorporate the following features:

   o Fully Integrated - entry and access control, alarm monitoring, closed circuit television (CCTV) interface and response device control can be handled through one system, thus eliminating the need to purchase and learn multiple systems.

   o Entry and Access Control - monitors and controls entry and access to single or multiple facilities, or to a designed area within a facility. The Company's systems can selectively allow or disallow access based upon card identification, the time or the day of the week. At each entry point (e.g. doors, turnstiles, elevators), a card reader or personal identity verifier (e.g. hand geometry) is installed. The Company's card readers employ various technologies, including magnetic stripe, Wiegand(TM), barium ferrite and proximity.

   o Alarm Monitoring - monitors for intrusions and emergencies (smoke, fire, flood and equipment failures). Sensors and other devices at alarm points automatically send alarms or transmit a change of condition message through a multiplexed communication network. The change of condition is displayed at operator terminals and included in detailed reports, and includes a description and the location of the alarm.

   o Response Device Control - turn on and off lights, heating units, air conditioning and other devices and equipment remotely based on operator command or a time schedule.

   o CCTV Interface - with interfaces to Vikonics' systems, closed circuit television (CCTV) cameras can be automatically computer controlled upon an alarm condition, thereby giving security personnel the opportunity to immediately assess the alarm area(s).


   o Central or Local Control - activities can be monitored either locally or from a remote, central site. A local security officer might monitor the area during business hours and transfer control to a central site during off-hours. Either site can add or delete individuals or groups of personnel change time zone and access level parameters, and lock/unlock doors upon command or based on a time schedule.

   o Management Reports - the system automatically records all access, alarm and operator activities, and provides printed reports. Valid entries show the card number, cardholder name, entry location, time and date. Denial entry attempts are highlighted and give the reason for denial in addition to the information listed above. Alarm records are highlighted and provide a description of the alarm, its location, and the time and date of the occurrence.

   o Multiplexed Network - multiple peripheral devices in the system can communicate over a single communications line. This allows for cost-effective system installation. The communication line can be copper wire, fiber optic cable, telephone lines, microwave links and other line types. All communication lines within a system can be provided with encryption to meet the Data Encryption Standard (DES) as specified in the Federal Information Processing Publication 140.

   o Government Approval - the Company's systems have received certification from or conform with the requirements of various government agencies. Many of the Company's products are also UL listed.

   O Software Flexibility - the Company's software is menu-driven and written in a modular manner to allow the user to use combinations of system features through simple operator commands. The user can query the system for network status and can generate reports from system logs. Complete logs are stored on disks or on off-line historical files.

Products

         The Company's products include the following:

         VISIDS. The VISIDS intrusion detection system is a high performance distributed processing network incorporating advanced user-friently features utilizing the UNIX operating system on a Pentium based CPU platform. The
VISIDS menu-driven operator interface, comprehensive alarm management functions, and extensive color graphics capabilities make the system simple to operate. A "touch " screen option is available to further simplify the operator interface. Multi-lingual capabilities permit the system to be used throughout the world. The system offers advanced features and provides a cost competitive solution in medium to large system designs. VISIDS links up to sixteen TAC/NCM processors for large scale system integration (larger systems are available). With the VISIDS operating as the central monitor and each TAC controlling its own subsystem, the VISIDS allows for security control in a distributed processing network. The capacity of a VISIDS is 1,024 access/entry points, 64,000 cardholders and 8,192 individually monitored alarm zones. The system's mapping feature provides the user with a graphical depiction of a facility's floor plan, showing the exact location of an alarm which greatly improves security response time.

         TAC/NCM. The TAC/NCM is intended only for use with a VISIDS network or when included with a printer and CRT can perform as an independently operating computer. In its independent configuration, it is designed for the small to medium facility or building complex. Maximum capabilities are 128 access/entry points, 64,000 cardholders, and 1024 individually monitored alarm zones. The TAC central processing unit utilizes multiple microprocessors in a shared environment. Each processor is given a dedicated function to increase throughput of the TAC processor.

         TAC-200. Designed for small sized installations, the TAC-200 is an integrated security system for up to 32 access/entry points, 5,000 cardholders and 256 individually monitored alarm zones.

         Entry and Access Control Devices. The Company manufacturers a variety of card readers and access/entry control interface panels which can be used with either card readers or with other personal identity verifiers (PIV's) to control door contacts, locks and egress devices. Card readers operate by either allowing or not allowing entry after the insertion or passing of a card. A keypad used in conjunction with a card reader adds an additional level of security by requiring an individual to enter a valid personal identification number (PIN) after card validation. A PIV measures certain physical characteristics of an individual (i.e., fingerprint) which are then compared to stored data for identity verification. Several card readers or PIV's can be attached to a single entry control interface panel, thus increasing efficiency and providing a local back-up by processing without the need to communicate with the central processor.

         Alarm Sensor Interfaces. The Company manufacturers and markets three types of alarm interfaces. An alarm control panel (ACP) can individually monitor up to 16 alarm zones, and allows local control over the alarm zones. An alarm monitor panel (AMP) can individually monitor up to 32 alarm zones, but does not allow local control. An alarm control subsystem (ACS) can individually monitor 16 alarm zones with power supply with backup, data encryption and an enclosure with an optional secure/access device having local intelligence and management capability. All interfaces can accommodate virtually any type of alarm sensor (e.g. motion detectors, heat detectors, smoke alarms) and come in a variety of configurations.

         Other Products. The Company manufactures and markets numerous other products which round out the integrated security system approach. These products include, among others, power supplies, multiplexers, modems, communication devices, and both DES and custom algorithm data encryption devices for high line security. The Company also markets alarm sensors and access cards of various technologies.

Installations of the Company's Systems

     The Company has installed security systems for many corporations and governmental agencies. In a typical installation project, the Company undertakes to provide and install the necessary hardware and software. Installation projects normally take from one month for less extensive projects to in excess of a year for complex installations. Prices for these systems range from several thousand dollars to millions of dollars. The Company also offers to service and maintain the system after installation. Payment to the Company is normally made at specified intervals. Installation contracts with defense contractors and government agencies generally allow for the termination of such contracts, without cause and at any time, by such contractor or agency. In such event, payments under the contracts will be pro-rated for products and services provided by the Company to date of termination. The Company's systems have been installed at facilities for the following customers, among others:

Defense Contractors and
Government Agencies                    Commercial Customers

Architect of the U.S. Capitol          American Express Publishing Co.
City of New York                       Engineering & Professional Services, Inc.
GTE Corporation                        Ernst & Young
Harris Corporation                     NYNEX Information Resources
Lockheed Martin Corporation            Tropworld Resort & Casino Hotel
Northrop Corporation                   Warnaco Corporation
Raytheon Company
The Boeing Company                     International Customers
U.S. Air Force
U.S. Army                              Kingdom of Kuwait
U.S. Department of Treasury            Quendon Limited London
U.S. General Services Administration   Royal Saudi Air Force
U.S. Marines

     During the fiscal year ended March 31, 1998, the Maryland Procurement Office at Fort Meade through Engineering and Professional Services, Inc. accounted for $509,000 or 32.6% of sales, the U.S. Capitol accounted for $315,000 or 20.2% of sales, and the U.S. Department of Treasury for $114,000 or 7.3% of total sales. International sales accounted for $153,000 or 9.8% of total sales.

     During the fiscal year ended March 31, 1997, the U.S. Department of Treasury accounted for $345,000 or 22.9% of sales, the Maryland Procurement Office at Fort Meade through Engineering & Professional Services, Inc. accounted for $296,000 or 19.6% of sales, and the U.S. Capitol accounted for $291,000 or 19.3% of sales.

     At March 31, 1998, the Company had a backlog of orders of approximately $383,000 as compared to a backlog of $675,000 at March 31, 1997. The backlog of $383,000 at March 31, 1998 is expected to be shipped in its entirety during the fiscal year ending March 31, 1999.

Marketing

     At March 31, 1998, the Company employed two (2) sales and marketing personnel. These personnel make presentations, investigate the site projects for which the Company is asked to bid, write proposals and take orders in person and by telephone. The Company also participates in trade shows and delivers catalogs and brochures to prospective purchasers.

     The Company focuses its marketing efforts on the defense contractor and governmental agency market and on the commercial and industrial market. For the fiscal year ended March 31, 1998, defense contractors and government agencies accounted for approximately 80% of total revenues. In fiscal years 1997 and 1996, defense contractors and government agencies accounted for approximately 73% and 67% of Company revenues, respectively. Defense contractors have the legal requirement to protect data, ideas, hardware or systems being conceived or manufactured for the government in a classified program. The Company's products are designed to allow customers to meet existing governmental security regulations.

Engineering and Product Development

     At March 31, 1998, the Company employed three (3) individuals in engineering. The department is responsible for new product development and the design and integration of the Company's products into security systems. Engineering personnel are engaged in a continuous effort to integrate new features into existing products and systems.

     The Company's current development activities are primarily directed toward improvement and enhancement of its VISIDS(R) product line. Research and development expenses for the years ended March 31, 1998, 1997 and 1996 were $76,000, $78,000, and $83,000 respectively. The decreases in year to year activities were the result of cost control measures instituted by the Company. To date, the Company does not believe that these reductions have had any adverse effect on its technical competitiveness or any technical advantage which it may hold.

Manufacturing

     Product assembly, testing and quality assurance is performed at the Company's facility in Teterboro, New Jersey. Components for the Company's products are purchased from third parties. The Company is not dependent on any one supplier for any of the components of its products and believes should it become necessary, that it could find substitute suppliers for any of its components. Inventory records, including purchasing, receiving, shipping and job costing, are maintained on a computerized system. At March 31, 1998, the Company had three (3) manufacturing employees.

Customer Support Services

     The Company provides a full range of customer support services, including system design, hook-up and testing, project management, maintenance and operator training, depot repairs and on-site maintenance and service contracts. A total of five (5) employees are involved in customer support services.

     Equipment mounting and installation of electrical wiring is normally performed by sub-contractors under the supervision of the Company's personnel. The scope of this installation work varies from project to project.

     System hook-up and testing are performed by the Company's trained technicians. This effort involves making final connections of security devices to system integration devices, front end processors and the central processing unit. Devices are tested to ensure that they are performing the functions for which they are intended and properly reporting their status.

     Project management services include supervision, scheduling, coordination and administrative activities associated with project implementation. Drawing upon its experience, the Company is able to provide its customers with virtually a turnkey system with little need for significant day-to-day involvement by the customer during installation and final check-out.

     Maintenance and operator training service is provided either at the customer site or the Company's facilities. Customers electing to perform their own maintenance are taught how to diagnose and repair system components to the circuit board level.

     Depot repair service is provided at the Company's facilities in Teterboro, New Jersey by factory trained technicians. The Company generally warrants its equipment against defects for a one year period. Equipment under warranty is either repaired on site or repaired at the Company's facilities and returned at no charge.

     Equipment out of warranty is either repaired on a time and materials basis or pursuant to a maintenance and service contract. On-site maintenance and service contracts provide for the Company to dispatch a field service technician in response to a customer request for a fixed annual contractual fee. A variety of different service coverage options are offered based upon coverage and response time desired.

Proprietary Technology and Trademarks

     The Company has not applied, and does not presently intend to apply, for any patents or copyrights with respect to its products, or the software incorporated therein. The Company intends to rely to a large extent upon whatever protection the law affords to trade secrets and copyrights, including unpatented know-how and not copyrighted textual material. The Company believes that patent and copyright protection is of lessor significance than technological and engineering capabilities, marketing skills and the development of proprietary information.

     The Company has obtained the registration of certain trademarks, including VISIDS(R), VIKONICS(R) and TAC(R).

     There can be no assurance that others will not independently develop technology or know-how similar to that of the Company or obtain access to the Company's technology or know-how. In addition, although the Company believes that its technology has been independently developed and does not infringe the patents of others, certain components of the Company's products could infringe patents, either existing or which may be issued in the future, in which event the Company may be requested to modify its design or obtain a patent license. No assurance can be given that the Company will be able to do so in a timely manner or upon acceptable terms and conditions; and the failure to do either of the foregoing could have a material adverse effect on the Company. In addition, although the Company has independently developed the software incorporated in its products, there can be no assurance that claims will not be asserted against the Company that its software codes, concepts, ideas, and documentation infringe on the proprietary rights of others in software developed by them. No claims of infringement have been asserted or threatened against the Company.

     The Company has entered into confidentiality agreements with each of its employees to protect its trade secrets. However, there can be no assurance that other companies will not acquire information which the Company considers to be proprietary.

Competition

     The Company faces significant competition from other providers of integrated security systems. Competitive factors in the industry include system features, design, performance, reliability and price. The Company's size and low overhead base enables fast reaction capability to custom design requirements and allows for a competitive price structure. In addition, the Company's installed system base provides a continuous non-competitive source of new business. However, despite the aforementioned advantages, many of the Company's competitors are well established and have substantially greater management, technical, financial, marketing and product development resources than the Company.

Employees

     As of March 31, 1998, the Company had 14 full-time employees, three of whom were in executive capacities. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be satisfactory.

Item 2.       Description of Property

     In May, 1992, the Company moved its administrative, marketing and manufacturing operations to a 27,000 square foot facility located in Teterboro, New Jersey. The facility was leased for a term expiring in April 2002 at a monthly rental of $7,472 for the period May, 1992 through October, 1992; $15,366 per month for the period November, 1992 through April, 1993; and $19,708 per month, plus escalations for certain cost increases, for the period May, 1993 through April 2002. On May 1, 1994, this lease was amended to a term of seven (7) months, expiring on November 30, 1994 with leased premises reduced to 8,000 square feet at a monthly rental of $8,000. After another extension to April 30, 1995, the lease on the 8,000 square feet was again amended to a two (2) year term expiring April 30, 1997, at a monthly rental of $7,185. On April 14, 1997, the lease was again amended to a one (1) year term expiring April 30, 1998, at a monthly rental of $7,585. The Company is currently occupying the premises on a month to month use and occupancy basis at a monthly rental payment of $ 7,885.

Item 3.           Legal Proceedings

     There are no material pending legal proceedings, nor to management's knowledge, any such threatened proceedings against the Company or its properties. As hereafter disclosed, $200,000 of loans due private investors and an ex-director became due and payable on June 30, 1996. The Company does not have the ability to pay such loans, which are secured by the Company's accounts receivable. If the Company is not able to re-negotiate the terms of payment on these loans and the creditors foreclose on the collateral, there is substantial doubt about the Company's ability to continue as a going concern. (See Note 3 to notes to financial statements.)

Item 4.           Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by the report.

                                   PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

     The Company's Common Stock, par value $.02 per share ("Common Stock"), is traded on the over-the-counter market. The Common Stock is quoted on the NASD Electronic Bulletin Board under the symbol "VKSI"; such quotes are reported in the interdealer pink sheets. The following table sets forth the high and the low closing bid prices as quoted on the Electronic Bulletin Board. The quotations represent prices between dealers without adjustments for retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

     Fiscal Year Ended March 31, 1998             High                      Low
     --------------------------------             ----                      ---

                  1st Quarter            $        11/32            $        7/32
                  2nd Quarter                      7/16                      1/8
                  3rd Quarter                      3/16                     1/16
                  4th Quarter                      1/10                     1/16


     Fiscal Year Ended March 31, 1997             High                      Low
     --------------------------------             ----                      ---

                  1st Quarter            $         3/8             $         3/8
                  2nd Quarter                      3/8                       3/8
                  3rd Quarter                      3/8                       1/4
                  4th Quarter                     7/16                       1/4




     On March 31, 1998, there were approximately 550 holders of the Common
Stock.

     The Company has never paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, it will continue to follow a policy of retaining earnings, if any, to finance the expansion and development of its business.

Item 6.           Management's Discussion and Analysis or Plan of Operation

Results of Operations

1998 Fiscal Year Compared to 1997 Fiscal Year

         The Company's net sales for the fiscal year ended March 31, 1998 were $1,561,000, a 3.5% increase from the $1,509,000 net sales in the previous year. The increase was due primarily to a contract at Fort Meade, Maryland through Engineering and Professional Services, Inc. which accounted for $509,000 during fiscal 1998 versus sales of $296,000 earned on that contract in 1997. There was also an increase in international sales of $141,000, which was the result of a contract in the Kingdom of Kuwait. These increases were offset by a $300,000 reduction in U.S. Federal agency revenues, due to two contracts being completed in fiscal 1997, without new contracts being awarded by these agencies in fiscal 1998.

     Over the past four (4) years there have been major staff reductions and cost containment measures initiated within the Company. These reductions have reduced, among others, sales and marketing resources. The reduction in these resources have contributed to the deterioration of the Company's sales levels, primarily in the commercial market.

     In recent years, Government spending within the Department of Defense and other agencies, from which the Company has historically received a majority of its business, have been subject to cutbacks. These cutbacks have adversely affected the Company's sales levels in both fiscal 1998 and fiscal 1997.

     In fiscal 1998, The Company's largest customers were: Fort Meade, Maryland through Engineering and Professional Services, Inc. accounting for $509,000 or 32.6% of sales, the U.S. Capitol, $ 315,000 or 20.2% of sales, the U.S. Department of Treasury, $114,000 or 7.3% of sales. International sales accounted for $153,000 or 9.8% of sales.

     In fiscal 1997, the Company's largest customers were: U.S. Department of Treasury accounting for $345,000 or 22.9% of sales, Fort Meade, Maryland through Engineering and Professional Services, Inc., $296,000 or 19.6% of sales and the U.S. Capitol, $291,000 or 19.3% of sales.

     Gross profit as a percentage of net sales for the year ended March 31, 1998 was 41.3% compared to 45.8% in fiscal 1997. The decrease in the gross profit was due to a combination of approximately $30,000 inventory write down and an unfavorable mix of lower margin Vikonics equipment sales in 1998 versus service labor sales in 1997.

     Marketing and sales expenses for the year ended March 31, 1998 were $171,000, which is comparable to the $168,000 incurred in the previous year.

     Engineering, research and development expenses for the year ended March 31, 1998 were $321,000, a 8.5% increase from the $213,000 expended a year ago, due primarily to incurred outside contractor costs of $23,000 for product development in 1998.

     General and administrative expenses were $424,000 in fiscal 1998 compared to $394,000 in fiscal 1997, an increase of 7.6%. The increase was primarily due to a combination of increased insurance and general expenses of $15,000 plus an additional $10,000 for doubtful account allowance.

     The net (loss) for the year ended March 31, 1998 was $(242,000) compared to a net (loss) of $(137,000) for the previous year due to the factors regarding sales and expenses described above.

     The future viability of the Company will depend upon the Company's success in raising revenue levels, maintaining low cost levels and, if necessary, raising additional financing. There can be no assurance that the Company's actions will result in sustained profitability or sufficient cash flow to maintain operations.

1997 Fiscal Year Compared to 1996 Fiscal Year

     The Company's net sales for the fiscal year ended March 31, 1997 were $1,509,000, a 19.9% decrease from the $1,885,000 net sales in the previous year. The decrease was due primarily to a decrease in commercial sales of approximately $300,000 in the New York Metro region during fiscal 1997 and the completion in fiscal 1996 of the U.S. Army contract at Fort Drum which accounted for $232,000 of sales during fiscal 1996. These decreases were offset somewhat by the contract at Fort Meade, Maryland which accounted for $296,000 of sales in fiscal 1997.

     In fiscal 1997, the Company's largest customers were: the U.S. Department of Treasury accounting for $345,000 or 22.9% of sales, Fort Meade, Maryland through Engineering & Professional Services, Inc., $296,000 or 19.6% of sales and the U.S. Capitol, $291,000 or 19.3% of sales. In fiscal 1996, the Company's largest customers were: the U.S. Capitol accounting for $334,000 or 17.7% of sales, the Warnaco Corporation $267,000 or 14.2% of sales, the U.S. Army, $259,000 or 13.7% of sales and the U.S. Department of Treasury, $223,000 or 11.8% of sales.

     Gross profit as a percentage of net sales for the year ended March 31, 1997 was 45.8% compared to 35.1% in fiscal 1996. The improvement in the gross profit was due to the reduction in manufacturing and service overhead costs during fiscal 1997 and a favorable mix of higher margin Vikonics proprietary equipment sales versus outside purchased equipment sales in 1997.

     Marketing and sales expenses for the year ended March 31, 1997 were $168,000, a 39.1% decrease from the $276,000 incurred in the previous year. The decrease was due to a reduction in sales staff and travel and advertising cost containment.

     Engineering, research and development expenses for the year ended March 31, 1997 were $213,000, a .9% increase from the $211,000 expended a year ago.

     General and administrative expenses were $394,000 in fiscal 1997 compared to a net (loss) of $(631,000) for the previous year due to the factors regarding sales and expenses described above.

Liquidity and Capital Resources

     The Company's continued existence is dependent upon its ability to obtain contract awards which, in the aggregate, will provide significant revenues in the immediate future. While there can be no assurance of favorable results, the Company remains optimistic about obtaining these potential contract awards.

     To date, there has been no adverse effect on the Company's ability to perform on any of its contracts due to its limited working capital. The Company has also been able to maintain a satisfactory relationship with the majority of its suppliers and has been able to substitute for dissatisfied vendors, when necessary. For any large contract, that the Company might be awarded in the future where working capital might hamper its ability to perform, the Company would attempt to negotiate adequate terms and delivery with the customer and/or if necessary, obtain required financing. There can be no assurance, however, that the Company would be successful in these efforts.

     There was a working capital deficit on March 31, 1998 of $(1,694,000) compared to working capital deficit of $(1,453,000) on March 31, 1997. At March 31, 1998 the Company had $10,000 in cash, a decrease of $42,000 from a year ago. $6,000 of cash was used for operating activities during the 1998 fiscal year.

     On June 30, 1993 the Company entered into an amended agreement with private investors which provided the Company with a loan in the amount of $200,000 repayable in one year together with interest at a rate of 9% per annum. In addition, the amended agreement granted the investors two-year options to purchase an aggregate of 400,000 shares of common stock at an exercise price of $4.75 per share. In July 1993, one of the private investors assigned $20,000 of the loan along with options to purchase 40,000 shares of common stock to one of the Company's directors.

     Additionally, two other directors provided the Company with loans aggregating $120,000 during the months of August and September, 1993 payable on demand with interest at a rate of 9% per annum.

     On June 24, 1994, the Company entered into an agreement with the above private investors, the directors and the Company's retained legal counsel. Pursuant to the agreement, the due date for the investors ($180,000) and directors ($140,000) loans and fees payable ($250,000) to legal counsel were extended until the first to occur of (i) June 30, 1996, (ii) a public financing by the Company, or (iii) a private financing by the Company of not less than $2,500,000. In addition, the exercise period of the investors options to purchase 400,000 shares of common stock were extended three years and the exercise price was reduced to $1.50.

     At this time, the Company does not have the ability to pay these loans but is attempting to re-negotisate the terms of payment. There can be no assurance, however that the Company will be successful in these efforts.

     Included in this agreement were the grant of five year warrants to one of the directors and the legal firm to purchase such number of shares of Common Stock of the Company as is equal to the aggregate dollar amount of loans made ($150,000) by that director and unpaid legal fees ($250,000) at an exercise price of $1.00 per share.

There was no value attached to these warrants.

     Additionally, on May 1, 1994, the Company's facility lease was amended whereby the Company now occupies approximately 8,000 square feet of the 27,000 square foot facility at a reduced monthly payment of $8,000 expiring on November 30, 1994 and subsequently extended to April 30, 1995. On May 1, 1995 the lease was again amended extending the lease term to April 30, 1997 at a monthly payment of $7,185. On April 14, 1997, the lease was again amended extending the lease term to April 30, 1998 at a monthly payment of $7,585. The Company is currently occupying the premises on a month to month use and occupancy basis at a monthly rental payment of $7,885.

     Accounts receivable decreased by $37,000 in fiscal 1998 from the previous year due to the lower revenue level in the fourth fiscal quarter 1998 ($215,000) compared to the revenue level in the 1997 fourth fiscal quarter ($422,000).

     Inventory levels decreased $36,000 from the previous year to $94,000 at March 31, 1998, due to an inventory obsolescence review and write off.

     Accounts payable of $206,000 at March 31, 1998 are $48,000 lower than the $254,000 balance at March 31, 1997. This is the direct result of a reduction in operating costs associated with the reduced sales level in the fourth fiscal 1998 quarter to the sales level in the 1997 fourth fiscal quarter.

     Accrued expenses and other current liabilities at March 31, 1998 of $1,087,000 are $185,000 more than the $902,000 at the end of the previous year. This is primarily due to increased accrued payroll taxes and accrued interest expense on loans outstanding.

     The Company's potential sources of liquidity include its current assets and potentially external financing.

     The Company has no significant capital plans at this time.

Inflation

     The Company has, in the past, been able to increase the price of its products and services sufficiently to offset the effects of inflation on wages and other expenses, and anticipates that it will be able to do so in the future.

Item 7.           Financial Statements

     The financial statements and schedules are included in this report beginning on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     The current directors and executive officers of the Company are as follows:

Name                     Age     Title

John J. Strong           50      Chairman of the Board, President and Director
Michael J. Pisano        52      Vice President - General Manager
William R. Hoskinson     49      Vice President - Engineering
Howard S. Breslow        58      Secretary and Director

     Mr. Strong has been Chairman of the Board and President of the Company since March, 1996. Mr. Strong was Vice President-Finance and Administration of the Company from 1985 to March 1996 and a director of the Company since 1989.

     Mr. Pisano has been Vice President- General Manager of the Company since 1988. From 1984 to 1988, Mr. Pisano was Vice-President-Manufactuirng of the Company.

     Mr. Hoskinson has been Vice President-Engineering of the Company since 1989. From 1988 to 1989, Mr. Hoskinson was Vice President of Engineering, Breakaway Technologies, Inc., a consumer electronics company. From 1984 to 1987, Mr. Hoskinson was Director of Engineering Support Services for TIE/Communications, Inc., a distributor and manufacturer of telephone systems.

     Mr. Breslow has been a director of the Company since 1983 and Secretary of the Company since 1984. He has been a practicing attorney in New York for more than 25 years and is a member of the law firm of Breslow & Walker, LLP, New York, New York. Mr. Breslow currently serves a director of Cryomedical Sciences, Inc., a company engaged in the development and Marketing of Products for use in low-temperature medicine, FIND/SVP, Inc., a company engaged in the development and marketing of information services and products, Excel Technology, Inc., a company engaged in the development and sales of laser products, and Lucille Farms, Inc., a company engaged in the manufacture and sale of cheese.

     All of the Company's directors will continue to serve as directors until their successors are elected and qualified. The By-Laws of the Company provide that the annual meeting of shareholders be held each year during the month of September at a time and place to be designated by the Board of Directors. Officers of the Company serve at the discretion of the Board of Directors or until the next annual meeting of directors and executive officers.

Limitation on Liability of Directors

     As permitted by New York law, the Company's Certificate of Incorporation contains an article providing for the elimination of the personal liability of the directors of the Company to the fullest extent permitted by the provisions of paragraph (b) of Section 402 of the New York Business Corporation Law. Accordingly, a director's personal liability would be eliminated for any breach of a director's duty, unless, among other things, the director's actions or omissions were in bad faith, involved intentional misconduct or a knowing violation of the law, or personal gain in fact of a financial profit to which the director was not lawfully entitled. This article is intended to afford directors additional protection, and limit their potential liability, from suits alleging a breach of the duty of care by a director. The Company believes this article will enhance the Company's ability to attract and retain qualified persons to serve as directors. As a result of the inclusion of such a provision, shareholders may be unable to recover monetary damages against directors for actions taken by them which constitute negligence or gross negligence or which are in violation of their fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. If equitable remedies are found not to be available to shareholders for any particular case, shareholders may not have any effective remedy against the challenged conduct.

Item 10. Executive Compensation

     The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during fiscal 1997.

                                            Summary Compensation Table
                                            ---------------------------

                            Annual Compensation                Long-Term Compensation
                            -------------------                ----------------------
                                                                  Awards                         Payouts
                                                                  ------                         -------
Name and Principal         Fiscal   Salary    Bonus    Other    Restricted        Options/        LTIP
Position                   Year        $       $         $        Stock $          SAR(#)        Payouts    $
-----------------------------------------------------------------------------------------------------------------

John  J. Strong            1998     $125,000    -        -          -                -             -
---------------
Chairman of the Board &    1997     $110,000    -        -          -                -             -
President (Principal
Executive Officer)

Option Grants in Last Fiscal Year

     There were no options granted to the named executive officer during fiscal year 1998.

Option Exercise during Fiscal Year 1998 and Fiscal Year-End Option Values

     The following table provides information related to options exercised by the named executive officer during the 1998 fiscal year and the number and value of options held at fiscal year end.


                                                     Number of                       Value of
                                                     unexercised                     unexercised in
                                                     options at                      the money options
                                                     year-end                        at year-end ($) (1)
                                                     --------                        -------------------
                Shares
               Acquired on          Value           Exer-           Not           Exer-              Not
  Name         Exercise (#)       Realized ($)      cisable      Exercisable      Cisable         Exercisable
  ----         -----------        ------------      -------      -----------      -------         -----------
John J.
Strong           ------              ------         25,000          -----          -----             -----

(1) The last trading price for the Company's common stock as reported on the NASD Electronic Bulletin Board on March 31, 1998 was $.10. Value is calculated on the basis of the difference between the option exercise price and $.10 multiplied by the number of shares of common stock underlying the option.

Compensation of Directors

     The Company currently accrues a fee of $750 per meeting for outside directors for serving in that capacity. The Company's 1992 Stock Option Plan contains a formula provision for the annual grant of five-year options to purchase 7,500 shares of common stock at fair market value, immediately exercisable, to each director of the Company.

Item 11   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information at June 22, 1998 with respect to the beneficial ownership of shares of Common Stock (i) all persons known by the Company to be owners of more than five percent of the outstanding shares of Common Stock, (ii) each director, and (iii) all officers and directors as a group.

Name and Address of         Amount and Nature of     Percentage of Outstanding
Beneficial Owner           Beneficial Ownership(1)          Shares Owned
----------------           -----------------------          ------------


John L. Kaufman (2)               741,600                          25.3%
370 North Street
Teterboro, NJ  07608

                                  408,400                           12.8
Howard S. Breslow (3)
875 Third Avenue
New York, NY  10022

                                   25,000                  less than 1.0
John J. Strong (4)
370 North Street
Teterboro, NJ  07608

                                  500,931                           15.4
All Officers and Directors
as a Group (4 persons) (5)

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Includes as beneficially owned an aggregate of 110,578 shares of Common Stock owned by Mr. Kaufman's children.

(3) Included are all shares owned of record by B & W Investment Associates, an entity of which Mr. Breslow is a partner. Also includes warrants owned by the law firm of Breslow & Walker, LLP to acquire 250,000 shares of Common Stock.

(4) Includes incentive and non-qualified stock options to acquire 25,000 shares of Common Stock.

(5) Includes stock options and warrants to purchase an aggregate of 325,000 shares of Common Stock.

Item 12,   Certain Relationships and Related Transactions

     Howard S. Breslow, the Secretary and a director of the Company, is a member of Breslow & Walker, LLP counsel to the Company. Breslow & Walker, LLP owns warrants to purchase 250,000 shares of Common Stock and an affiliate of Breslow & Walker, LLP has ownership of 158,400 shares of Common Stock. During the year ended March 31, 1998, Breslow & Walker billed the Company $8,364 for legal services provided. At March 31, 1998, the Company owed Breslow & Walker approximately $283,000 for legal services.

     John L. Kaufman and Leonard J. Fassler, directors of the Company, until their resignation in March, 1996, provided the Company with loans of $70,000 and $50,000, respectively, during the months of August and September 1993, payable on demand with interest at a rate of 9% per annum.

     On June 24, 1994, the Company entered into an agreement with two private investors, who had loaned the Company $ 200,000 ($20,000 of which was later assigned to Gen. Sweeney, a former director) and Mssrs. Sweeney, Kaufman, Fassler and the legal firm of Breslow & Walker, LLP. Pursuant to the agreement, the due date for the investors' ($180,000) and directors' loans ($140,000) and fees payable to Breslow and Walker ($250,000) were extended until the first to occur of (i) June 30, 1996; (ii) a public financing by the Company, or (iii) a private financing of the Company of not less than $2,500,000. In addition, the exercise period of Gen. Sweeney's options to purchase 40,000 shares of Common Stock, as well as the private investors options to purchase 360,000 shares of Common Stock, were extended three years and the exercise price was reduced to $1.50. Included in this agreement was the grant of five year warrants to Mr. Fassler and Breslow & Walker, LLP to purchase such number of shares of Common Stock of the Company as is equal to the aggregate dollar amount of loans made ($150,000, which includes the loan described in the next sentence) by Mr. Fassler and unpaid legal feel ($250,000) at an exercise price of $1.00 per share. The agreement also included a provision whereby Mssrs. Kaufman and Fassler also agreed to lend the Company $100,000 each, payable on demand with interest at a rate of 9% per annum. Such funds were received during the Company's second fiscal 1995 quarter.

Item 13.    Exhibits and Reports on Form 8-K

(a)  (1)      Financial Statements

     The following financial statements are filed as part of this Form 10-KSB:

     Independent Auditors' Report.
     Balance Sheet as of March 31, 1998.
     Statements of Operations for the years ended March 31, 1998 and 1997. Statements of Cash Flows for the years ended March 31, 1998 and 1997. Statements of Changes in Shareholders' (Deficit) for the years ended
         March 31, 1998 and 1997.
     Notes to Financial Statements.

     All other schedules are not furnished as the information is presented elsewhere in this document or is not applicable.

(2)     Exhibits

        Exhibit Number             Document

        3.1 Restated Certificate of Incorporation of the Company (1), September, 1988 amendment
                                   (2) and March, 1992 amendment (4) thereto.

        3.2                        Bylaws of the Company and amendments
                                   thereto.  (1)

        10.1 Lease, dated April 2, 1992, between North Teterboro Associates and the Company, relating to the Company's premises in Teterboro, New Jersey (4), amendment thereto dated May 1, 1994 (6), amendment thereto dated April 25, 1995 (7) and amendment thereto dated April 14, 1997(8).

        10.3                       1984 Stock Option Plan.  (1)

        10.7 Reynolds/Weiss Agreement dated May 6, 1992 relating to 60,000 shares Vikonics common stock purchase by Randolph N. Reynolds, Manny Weiss and Lillian Weiss (3) and amendments thereto dated April 28, 1993 and June 30, 1993. (5)

        10.8                       Form of Company Confidentiality
                                   Agreement. (4)

        10.9                       1992 Stock Option Plan.  (5)

        10.10                      Reynolds/Weiss/Sweeney/Kaufman/Fassler
                                   and  Breslow & Walker  Agreement
                                   dated June 30, 1994 extending due date
                                   of Vikonics  indebtedness  and
                                   amounts due.  (6)

        24                         Consent of Accountants.

     (1) Incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 33-14725-NY) which became effective with the Securities and Exchange Commission on July 14, 1987.

     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

     (3) Incorporated by reference to the Company's Current Report on Form 8-K the date of the report for which is March 30, 1992.

     (4) Incorporated by reference to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1992.

     (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

     (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

     (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

     (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the final Quarter of the fiscal year ended March 31, 1998.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         VIKONICS, INC.

Date:   July 13, 1998                        By: /s/ John J. Strong
                                                 -----------------------------
                                             John J. Strong,  Chairman and
                                             President (Principal Executive
                                             Officer, Principal Financial
                                             and Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   July 13, 1998                               /s/ John J. Strong
                                             --------------------------------
                                                  John J. Strong, Director

Date:   July 13, 1998                             /s/ Howard S. Breslow
                                             --------------------------------
                                               Howard S. Breslow, Director

To the Board of Directors
Vikonics, Inc.

                          Independent Auditors' Report

         We have audited the accompanying balance sheet of Vikonics, Inc. as at March 31, 1998 and the related statements of operations, cash flows and changes in shareholders' (deficit) for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Vikonics, Inc. as at March 31, 1998 and the results of its operations and its cash flows for the years ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered significant losses from operations, has working capital limitations that have severely impacted the Company's day-to-day operations and does not have the ability to pay amounts due private investors, ex-directors and legal counsel. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        CITRIN COOPERMAN & COMPANY, LLP

June 2, 1998
New York, New York

                                       F1

                                 VIKONICS, INC.
                                 BALANCE SHEET

                                     ASSETS

                                                              MARCH 31, 1998
                                                              --------------

CURRENT ASSETS:

  Cash (Note 1(b))                                                 $  10,328
  Accounts receivable  (less allowance for doubtful
     accounts of $30,000)                                            263,479
  Inventories (Notes 1(c) and 2)
  Prepaid expenses and other current assets                           93,740
                                                                      76,551
                                                                  ----------
     TOTAL CURRENT ASSETS                                            444,098
                                                                  ----------

EQUIPMENT & FIXTURES (Notes 1(d) and 3):

  Machinery and equipment                                            373,943
  Furniture and fixtures                                              67,437
  Autos                                                               19,838
                                                                  ----------
                                                                     461,218
  Less, accumulated depreciation                                    (461,218)
  EQUIPMENT AND FIXTURES - NET                                    ----------
                                                                     -------

OTHER ASSETS                                                           1,200
                                                                  ----------
                                                                   $ 445,298
                                                                   =========



                       See notes to financial statements.

                                       F2

                                 VIKONICS, INC.
                                 BALANCE SHEET

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)

                                                               MARCH 31, 1998
                                                               --------------
CURRENT LIABILITIES:

  Notes and loans payable (Note 3)                                $    790,014
  Accounts payable                                                     205,847
  Accrued expenses (Note 4)                                          1,086,940
  Deferred service income (Note 1(h))                                   55,711
                                                              ----------------
  TOTAL CURRENT LIABILITIES                                          2,138,512
                                                              ----------------

COMMITMENTS AND CONTINGENCIES

    (Notes 5, 6 and 12)

SHAREHOLDERS' (DEFICIT) (Notes 3(a), 5, 7, and 11):

  Preferred stock - $1 par value:
  Authorized - 2,000,000 shares
  Issued and outstanding - none

  Common stock - $.02 par value:
  Authorized - 10,000,000 shares

     Issued and outstanding - 2,933,431                               58,669
  Paid-in capital                                                  5,641,094
  Retained (deficit)                                              (7,392,977)
                                                              ---------------

      TOTAL SHAREHOLDERS' (DEFICIT)                               (1,693,214)
                                                              ---------------
                                                                $    445,298
                                                               ==============





                       See notes to financial statements.

                                       F3

                                                  VIKONICS, INC.
                                             STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                                          1998                 1997
                                                                          ----                 ----

SALES - NET (Notes 1(h) and 10)                                     $      1,561,157      $      1,508,853


COST OF GOODS SOLD                                                           917,124               818,492
                                                                  ------------------    ------------------


GROSS PROFIT                                                                 644,033               690,361
                                                                  ------------------    ------------------


COST AND EXPENSES:

Engineering, research and
     development (Notes 1(f) and 8)                                          231,077               212,965
Marketing and sales                                                          170,727               168,434
General and administrative                                                   423,530               394,343
Depreciation and amortization                                                    853                   872
Interest expense - net                                                        60,268                50,848
                                                                  -------------------   -------------------


TOTAL COSTS AND EXPENSES                                                     886,455               827,462
                                                                  ------------------    ------------------


NET (LOSS)                                                          $       (242,422)      $      (137,101)
                                                                   =================     =================

NET (LOSS) PER SHARE (Note 9) -

Basic and Diluted                                                   $           (.08)      $          (.05)
                                                                  ===================    =================

                       See notes to financial statements.

                                       F4

                                 VIKONICS, INC.
                            STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                                          1998                 1997
                                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss)                                                     $       (242,422)     $     (137,101)


     Adjustments to reconcile net (loss) to net cash (used for) provided by operating activities:

              Depreciation and amortization                                      853                 872
              Provision for allowance for doubtful accounts                   10,000              10,000


     Changes in assets and liabilities:
     Decrease (increase) in:

         Accounts receivable                                                   27,128             (68,393)
         Inventories                                                           35,870            (  4,388)
         Prepaid expenses and other current assets                             19,470             (11,780)
         Other assets                                                              20                 552

     Increase (decrease) in:

     Accounts payable                                                         (47,969)            (91,108)
         Accrued expenses and other current liabilities                       184,664             334,327
             Deferred service income                                            6,507              18,179
                                                                   ------------------     ---------------

     Net cash (used for) provided by operating activities                     (5,879)              51,160
                                                                   ------------------     ---------------


     CASH FLOWS FROM INVESTING ACTIVITIES:

         (Purchase) of equipment and fixtures-net                          --------              --------
                                                                   ------------------     ---------------
     SUBTOTALS (carried forward)                                    $          (5,879)    $        51,160
                                                                   ------------------     ---------------



                       See notes to financial statements.

                                       F5

                                 VIKONICS, INC.
                            STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                                          1998                 1997
                                                                          ----                 ----

         SUBTOTALS (brought forward)                              $          (5,879)    $        51,160
                                                                  ------------------    ---------------


         CASH FLOWS FROM FINANCING ACTIVITIES:

         Additions to notes and loans payable                                70,599               96,537
         Repayment of notes and loans payable                             (106,541)            (120,107)
                                                                  -----------------     ----------------


         CASH (USED FOR) FINANCING ACTIVITIES                              (35,942)              (23,570)
                                                                  -----------------     -----------------


(DECREASE) INCREASE IN CASH                                                (41,821)               27,590


         CASH BEGINNING OF YEAR                                              52,149               24,559
                                                                  -----------------     ----------------


         CASH END OF YEAR                                         $         10,328      $        52,149
                                                                  ================      ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid during the year for:

                  Interest                                        $           4,205     $         9,918
                                                                  =================     ===============



                       See notes to financial statements.

                                       F6

                                 VIKONICS, INC.
                STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT)

                  FOR THE YEARS ENDING MARCH 31, 1998 AND 1997

                                    COMMON STOCK
                                    ------------
                                                                    Paid-in            Retained
                             Shares             Amount              Capital           (Deficit)            Total
                             ------             ------              -------           ---------            -----

Balance at

March 31, 1996                 2,933,431         $     58,669      $    5,641,094    $ (7,013,454)     $ (1,313,691)

Net (loss)                      --------              -------             -------      (  137,101)       (  137,101)
                        ----------------    -----------------      --------------  ---------------   ---------------


Balance at

March 31, 1997                 2,933,431               58,669           5,641,094      (7,150,555)        (1,450,792)

Net (loss)                       -------              -------             -------      (  242,422)        (  242,422)
                        ----------------    -----------------      --------------  ---------------   ---------------


Balance at

March 31, 1998                 2,933,431         $     58,669       $   5,641,094    $ (7,392,977)     $  (1,693,214)
                        ================    =================       =============  ==============    ===============







                       See notes to financial statements.

                                       F7

NOTE 1 - STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Principles of Presentation

         The financial statements include the accounts of the Company and Vikonics Canada Inc., its wholly-owned subsidiary, an entity without any activity during the periods presented.

(b)       Statements of Cash Flows

         Short-term investments which have an original maturity date of ninety days or less are considered cash equivalents.

(c)      Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market.

(d)      Equipment and Fixtures

         Equipment and fixtures are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the applicable assets. Expenditures for maintenance and repairs are charged to expense as incurred whereas expenditures for renewals and betterments are capitalized.

         The estimated useful lives used to compute depreciation and amortization are as follows:

                    Description                           Years
                    -----------                           -----

             Machinery and equipment                        5
             Furniture and fixtures                        5-8
             Autos                                         3-4
             Leasehold improvements     Term of lease or estimated useful life,
                                                   whichever is less

(e)      Income Taxes

         Income tax benefits from operating loss carry forwards are recognized to the extent available less a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

(f)      Research and Development Costs

         All research and development costs are charged to operations as incurred.

(g)      Industry

         The Company designs, manufactures, markets, installs and services integrated computer-based security systems primarily to government agencies, branches of the U.S. Armed Forces, defense contractors, and international and industrial customers.

(h)      Recognition of Income

         Sales and earnings on long-term installation and systems projects are stated on the percentage-of-completion method, based upon costs incurred in relation to total estimated costs. Revenue received for service and maintenance contracts is deferred and recognized over the terms of the agreements and amounted to $245,000 and $244,000 for the fiscal years ended March 31, 1998 and 1997, respectively.

                                       F8

(i)      Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. .

(j)      Financial Instruments

         The Company considers the fair market value of all financial instruments to be not materially different from their carrying value at year end.

(k)      Prior Year Reclassifications

         Certain reclassifications have been made to the March 31, 1997 financial statements to conform to those classifications utilized in the March 31, 1998 financial statements.

NOTE 2 - INVENTORIES

         Inventories at March 31, 1998 consisted of the following:

         Raw materials                                  $       29,200
         Work-in-process                                         8,826
         Finished goods                                         55,714
                                                       ------------------
                                                        $       93,740
                                                       ==================

NOTE 3 - NOTES AND LOANS PAYABLE

         Notes and loans payable at March 31, 1998, consisted of:

         Note payable bearing interest at
         9.72% per annum, with the last
         installment due in 1998. This note is
         secured by equipment with a net
         book value of approximately $ 0.               $        10,000

         Amounts due private investors, directors and
         legal counsel. (a)                                     717,728

         Unsecured installment notes payable (b)                 62,286
                                                       ------------------

                                                        $       790,014
                                                       ==================

                                       F9

         On June 30, 1993, the Company entered into an amended agreement with private investors which provided the Company with a loan in the amount of $200,000 repayable in one year together with an interest rate of 9% per annum. In addition the amended agreement granted the investors two year options to purchase an aggregate of 400,000 shares of common stock at an exercise price of $4.75 per share. In July 1993, one of the private investors assigned $20,000 of the loan along with options to purchase 40,000 shares of common stock to one of the Company's directors, who has since resigned from the board.

         Additionally, two other directors provided the Company with loans aggregating $120,000 during the months of August and September, 1993 payable on demand with interest at a rate of 9% per annum.

         On June 24, 1994, the Company entered into an agreement with the above private investors, the directors and the Company's retained legal counsel. Pursuant to the agreement, the due date for the investors and directors loans and fees payable $(250,000) to legal counsel were extended until the first to occur of (i) June 30, 1996,
         (ii) a public financing by the Company, or (iii) a private financing of the Company of not less than $2,500,000. As the June 30, 1996 date has been reached, such amounts are now due. While the Company does not have the ability to pay the amounts due to private investors, directors and legal counsel, it is attempting to renegotiate the terms of payment of these obligations. There can be no assurance, however, that the Company will be successful in these efforts. In addition, the exercise period of the investors' options to purchase 400,000 shares of common stock was extended three years and the exercise price was reduced to $1.50.

         Included in this agreement were the grant of five year warrants to one of the directors and the legal firm to purchase such number of shares of common stock of the Company as is equal to the aggregate dollar amount of loans made $(150,000) by that director and unpaid legal fees $(250,000) at an exercise price of $1.00 per share. There was no value attached to these warrants.

         Additionally, at March 31, 1998, the Company had a remaining balance of $147,728 which was lent to the Company by two directors during the Company's second fiscal quarter of 1995. Both loans are payable on demand with interest at 9% per annum.

(b) The Company had unsecured installment notes payable with remaining balances of $62,286 at March 31, 1998. The notes are used to finance the Company's insurance premiums and are payable in nine monthly installments, including interest (8.45%) of $5,790 in 1998.

         Interest expenses of $60,301 and $50,940 were charged to operations for the years ended March 31, 1998 and 1997, respectively.




                                      F10

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities at March 31, 1998 consisted of the following:

         Accrued warranty expense                         $       33,000
         Accrued salaries, wages and taxes                       445,059
         Accrued professional fees                                32,500
         Accrued officers' salaries                              171,228
         Accrued interest                                        353,319
         Other                                                    51,834
                                                       -----------------
                                                          $    1,086,940
                                                       ==================

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Company was committed under a non-cancelable operating lease which commenced on May 17, 1992, relating to its plant and corporate office facilities located in Teterboro, New Jersey. The lease which was to expire on April 30, 2002 required minimum annual payments of approximately $137,000 during the first year and $236,000 annually in subsequent years.

         On May 1, 1994, the lease was amended whereby the Company now occupies approximately 8,000 square feet of the 27,000 square foot facility at a reduced monthly payment of $8,000 expiring on November 30, 1994 and subsequently extended to April 30, 1995. On April 25, 1995, the lease was again amended extending the lease term to April 30, 1997 at a monthly payment of $7,185. On April 14, 1997, the lease was renewed for a one year term at a monthly payment of $7,585. The Company is currently occupying the premises on a month to month use and occupancy basis at a monthly rental payment of $7,885.

         Rental expense for the years ended March 31, 1998 and 1997 was approximately $92,448 and $85,610, respectively.

NOTE 6 - INCOME TAXES

(a) At March 31, 1998, the Company had net operating loss carryforwards available amounting to approximately $6.9 million which will expire between 2001 and 2012. There is a remote possibility that net operating loss carryforwards of approximately $500,000 may not be available. There are no significant differences in the recognition of income and expenses for tax and financial reporting purposes.

(b) At March 31, 1998, approximately $2,300,000 of available tax benefits of the loss carryforwards are offset by a corresponding amount of valuation allowance.

                                      F11

NOTE 7 - STOCK OPTION PLAN

         At March 31, 1998, the Company had options outstanding or available for grant under the 1992 Stock Option Plan. The 1992 Plan, approved by shareholders on October 2, 1992, authorized that up to 500,000 shares of common stock could be issued to key employees, officers and directors at a purchase price of not less than the fair market value of the shares on the date of grant. The 1984 Plan, for which Options may no longer be granted, authorized options on up to 660,000 shares of common stock. The Company has elected to treat those options that meet specific requirements within the meaning of Section 422 of the Internal Revenue Code as incentive stock options.

         A summary of changes in the stock option plans is as follows:

                                                                                            1998                       1997
                                                                                            ----                       ----

            Shares under option - beginning of year                                        90,000                    223,500

            Options granted                                                                 -----                     -----

            Options expired                                                               (15,000)                  (133,500)
                                                                                          --------                  ---------

            Shares under option - end of year                                              75,000                     90,000
                                                                                           ======                     ======

            Shares exercisable - end of year

            (at prices of $1.00 in 1998 and $1.00 to $4.50 in 1997)                        75,000                     65,000
                                                                                           ======                     ======


         Options generally expire after a five-year period. At March 31, 1998, an aggregate of 425,000 shares remained available for grant under the 1992 Stock Option plan.

NOTE 8 - RESEARCH AND DEVELOPMENT EXPENSES

         During the fiscal years ended March 31, 1998 and 1997 the Company spent approximately $76,000 and $78,000 respectively, on research and development.

NOTE 9 - (LOSS) PER SHARE

         Basic and diluted per share data is based on the weighted average number of common shares outstanding. Common stock equivalents would be anti-dilutive and, therefore, were not included in the diluted per share computations.

         The number of shares used in the computation of basic and diluted
         (loss) per share was as follows:

                    1998                              1997
                    ----                              ----
                  2,933,431                        2,933,431


                                      F12

NOTE 10 - MAJOR CUSTOMERS

         Sales to major individual customers were as follows:

                                                                   1998                          1997
                                                                   ----                          ----

           U.S. Government Agencies                          $468,000       (30.0%)         $636,000       (42.2%)

           Kingdom of Kuwait                                  153,000        (9.8%)            -----         -----

           Warnaco Corp.                                       35,000        (2.2%)           26,000        (1.7%)

           Engineering & Professional Services, Inc.          509,000       (32.6%)          296,000       (19.6%)




NOTE 11 - RELATED TRANSACTIONS

         The Secretary, who is also a director of the Company, is a member of the firm retained by the Company as legal counsel. An affiliate of the firm owns 158,400 shares of common stock. Legal fees to this firm were $8,364 and $3,640, in 1998 and 1997, respectively. The Company owed this firm approximately $283,000 at March 31, 1998 and such amounts are included in the accompanying balance sheet at March 31, 1998. In June, 1994, the firm agreed to extend the due date for payment of these fees (see Note 3) in consideration of the grant of 250,000 five year warrants to purchase the Company's common stock at an exercise price of $1.00 per share.

NOTE 12 - GOING CONCERN

         As shown in the accompanying financial statements, the Company has incurred significant losses over the past two (2) fiscal years. As of March 31, 1998, working capital limitations were severely impacting the Company's day-to-day operations, impairing the Company's ability to obtain trade credit for purchases and meet the cash requirements for basic operating expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Additionally, the Company does not have the ability to pay amounts due private investors, ex-directors and legal counsel. The Company is attempting to re-negotiate the terms of payment of these obligations but there can be no assurance that the Company will be successful in these efforts.

         Management's plans include continuing to actively pursue new contract awards, which would generate revenue as well as cash flow. The Company's ability to continue as a going concern is dependent upon its ability to obtain a large volume of contract awards in the immediate future. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                      F13