Form 10QSB
period 1998-06-30
VIKONICS INC /NY/
filed 1998-08-13
CIK 814932

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

       /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                   For Quarterly Period Ended:    June 30, 1998
                                              --------------------

      / / TRANSITION REPORT UNDER SECTION TO 13 OR 15 (d) OF THE EXCHANGE
          ACT

             For the transition period from           to
                                            ---------    ---------

                        Commission File Number O-16034

                                 VIKONICS, INC
                       ---------------------------------
       (Exact name of small business issuer as specified in its charter)


           New York                                     13-2759466
--------------------------                 ------------------------------------
(State  or other jurisdiction
of incorporation or organization)          (I.R.S. Employer Identification No.)


                 370 North Street Teterboro, New Jersey 17608
                 --------------------------------------------
                   (Address of principal executive offices)


                               (201) - 641-8077
                               ----------------
                          (Issuer's telephone number)


                                     NONE
          -----------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Number of shares outstanding at August 3, 1998: 2,933,431 shares of common stock, par value $.02 per share.

Transitional Small Business Disclosure Format (Check one):   Yes      No  X
                                                                 ---     ---

                                VIKONICS, INC.

                                     INDEX

PART I     Financial Statements                                         PAGE NO.

           Item 1 - Financial Statements (Unaudited)
                    Balance Sheets:
                       June 30 and March 31, 1998                           3-4

                    Statements of Operations
                      For Three Months Ended June 30, 1998 and 1997           5

                    Statements of Cash Flows
                      For Three Months Ended June 30, 1998 and 1997           6

                    Notes to Financial Statements                           7-8

           Item 2 - Management's Discussion and Analysis or Plan of
                      Operation                                            9-10

PART II:   Other Information                                                 11

Signatures                                                                   12

                                VIKONICS, INC.

                                BALANCE SHEETS

                                    ASSETS

                                  (UNAUDITED)

                                                           JUNE 30,    MARCH 31,
                                                             1998        1998
                                                           --------    --------
CURRENT ASSETS:
      Cash                                                 $ 57,112    $ 10,328
      Accounts receivable (less allowance for doubtful
         accounts of $30,000)                               155,583     263,479
      Inventories (Note 2)                                  111,069      93,740
      Prepaid expenses and other current assets              63,824      76,551
                                                           --------    --------
         TOTAL CURRENT ASSETS                               387,588     444,098
                                                           --------    --------

EQUIPMENT AND FIXTURES - AT COST:

      Machinery and equipment                               373,943     373,943
      Furniture and fixtures                                 67,437      67,437
      Autos                                                  19,838      19,838
                                                           --------    --------
                                                            461,218     461,218
      Less, accumulated depreciation and amortization       461,218     461,218
                                                           --------    --------
         EQUIPMENT AND FIXTURES - NET                          --          --
                                                           --------    --------
OTHER ASSETS                                                  1,200       1,200
                                                           --------    --------
                                                           $388,788    $445,298
                                                           ========    ========

                      See notes to financial statements.

                                VIKONICS, INC.

                                BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)

                                  (UNAUDITED)

                                                                  JUNE 30,        MARCH 31,
                                                                    1998            1998
                                                                 -----------     -----------
CURRENT LIABILITIES:
      Notes and loans payable (Note 3)                           $   786,279     $   790,014
      Accounts payable                                               201,995         205,847
      Accrued expenses and other current liabilities (Note 4)      1,137,611       1,086,940
      Deferred service income                                         53,338          55,711
                                                                 -----------     -----------
      TOTAL CURRENT LIABILITIES                                    2,179,223       2,138,512
                                                                 -----------     -----------

SHAREHOLDERS' (DEFICIT):
      Preferred stock - $1 par value:
      Authorized - 2,000,000 shares
      Issued and outstanding - none

      Common stock - $.02 par value:
      Authorized - 10,000,000 shares
      Issued and outstanding - 2,933,431                              58,669          58,669
      Paid-in capital                                              5,641,094       5,641,094
      Retained (deficit)                                          (7,490,198)     (7,392,977)
                                                                 -----------     -----------
TOTAL SHAREHOLDERS' (DEFICIT)                                     (1,790,435)     (1,693,214)
                                                                 -----------     -----------
                                                                 $   388,788     $   445,298
                                                                 ===========     ===========

                      See notes to financial statements.

                                VIKONICS, INC.

                           STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

                                                   1998           1997
                                                   ----           ----

SALES - NET                                     $ 299,487      $ 507,318

COST OF GOODS SOLD                                195,619        260,387
                                                ---------      ---------

GROSS PROFIT                                      103,868        246,931
                                                ---------      ---------

COSTS AND EXPENSES:
      Engineering, research and development        61,604         62,120
      Marketing and sales                          34,166         52,565
      General and administrative                   93,325         94,000
      Depreciation and amortization                   --             214
      Interest expense                              1,994         15,859
                                                ---------      ---------
      TOTAL COSTS AND EXPENSES                    201,089        224,758
                                                ---------      ---------
NET (LOSS) INCOME                               $ (97,221)     $  22,173
                                                =========      =========

(LOSS) INCOME  PER SHARE  (Note 6) -
BASIC AND DILUTED                               $    (.03)     $     .01
                                                =========      =========

                      See notes to financial statements.

                                VIKONICS, INC.

                           STATEMENTS OF CASH FLOWS

                 FOR THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

                                                          1998           1997
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                      $ (97,221)     $  22,173
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

      Depreciation and amortization                         --              214

Changes in assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                107,896         66,548
      Inventories                                        (17,329)         8,432
      Prepaid expenses and other current assets           12,727         18,655
      Other assets                                          --               20

    Increase (decrease) in:
      Accounts payable                                    (3,852)        33,623
      Accrued expenses and other liabilities              50,671         50,814
      Deferred service income                             (2,373)       (10,105)
                                                       ---------      ---------
Net cash provided by  operating activities                50,519        190,374
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and fixtures - net                --             --
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of short term notes                           5,587            --
    Repayment of debt                                     (9,322)       (42,374)
                                                       ---------      ---------
            Net cash used for financing activities        (3,735)       (42,374)

INCREASE (DECREASE) IN CASH                               46,784        148,000

CASH  - MARCH 31                                          10,328         52,149
                                                       ---------      ---------
CASH  - JUNE 30                                        $  57,112      $ 200,149
                                                       =========      =========

                      See notes to financial statements.

                                VIKONICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. - FINANCIAL STATEMENTS

The financial statements include the accounts of the Company and Vikonics Canada Inc., its wholly-owned subsidiary, an entity without any activity during the periods presented.

In the opinion of the Company, the accompanying unaudited financial statements contain all necessary adjustments which are all of a normal recurring nature for the fair presentation of its financial position as of June 30, 1998, the results of operations for the three months ended June 30, 1998 and 1997, and changes of cash flows for the three months ended June 30, 1998 and 1997.

The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.



NOTE 2. - INVENTORIES

Inventories consisted of the following:    JUNE 30, 1998      MARCH 31, 1998
                                           -------------      --------------
Raw materials                              $      30,406      $       29,200
Work-in-process                                   10,082               8,826
Finished goods                                    70,581              55,714
                                           -------------      --------------
TOTAL                                      $     111,069      $       93,740
                                           =============      ==============



NOTE 3. - NOTES AND LOANS PAYABLE

Notes and loans payable consists of:

                                           JUNE 30, 1998      MARCH 31, 1998
                                           -------------      --------------
Notes payable bearing interest a 9.72%
per annum, with the last installment
due in 1998. This note is secured by
equipment with a net book value of
approximately $0                           $       5,000      $       10,000

Amounts due to private investors,
directors, and legal counsel.                    717,728             717,728

Unsecured installment notes payable.              63,551              62,286
                                           -------------      --------------
                                           $     786,279      $      790,014
                                           =============      ==============

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

Additionally, two of the former directors provided the Company with loans aggregating $120,000 during the months of August and September, 1993 payable on demand with an interest rate of 9% per annum.

On June 24, 1994, the Company entered into an agreement with the above private investors, former directors, and the Company's retained legal counsel. Pursuant to the agreement the due date for the investors and former directors loans and fees payable $(250,000) to legal counsel were extended until the first to occur of (i) June 30, 1996, (ii) a public financing by the Company, or (iii) a private financing of the Company of not less than $2,500,000. As June 30, 1996 date has been reached, such amounts are now due. While the Company does not have the ability to pay the amounts due to private investors, former directors and legal counsel, it is attempting to renogotiate the terms of payment of these obligations. There can be no assurance, however, that the Company will be successful in these efforts. In addition, the exercise period of the investors' options to purchase 400,000 shares of common stock were extended three years and the exercise price was reduced to $1.50.

Included in this agreement were the grant of five year warrants to one of the former directors and the legal firm to purchase such number of shares of common stock of the Company as is equal to the aggregate dollar amount of loans to made $(150,000) by that former director and unpaid legal fees $(250,000) at an exercise price of $1.00 per share. There was no value attached to these warrants.

Additionally, at June 30, 1998, the Company had a remaining balance of $147,728 which was lent to the Company by two then directors during the Company's second fiscal quarter of 1995. Both loans are payable on demand with interest at 9% per annum.

NOTE 4. - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

                                         June 30, 1998         March 31, 1998
                                        ----------------       --------------
Accrued warranty expense                $         33,000       $       33,000
Accrued salaries, wages, and taxes               488,030              445,059
Accrued professional fees                         20,000               32,500
Accrued officers' salaries                       171,228              171,228
Accrued interest                                 360,710              353,319
Other                                             64,643               51,834
                                        ----------------       --------------
                                        $      1,137,611       $    1,086,940
                                        ================       ==============

NOTE 5. - INCOME TAXES

At June 30, 1998 the Company had net operating loss carryforwards available amounting to approximately $7.0 million which will expire between 2001 and 2012. There is a remote possibility that net operating loss carryforwards of approximately $500,000 may not be available. There are no significant differences in the recognition of income and expenses for tax and financial reporting purposes. Federal income taxes normally provided for the three months ended June 30, 1997 have been offset by the effects of the reduction of the valuation allowance.

NOTE 6. -  (LOSS) INCOME PER SHARE

Basic and diluted per share data is based on the weighted average number of common shares outstanding. Common stock equivalents would be anti-dilutive and, therefore, were not included in the diluted per share computations.

ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                               PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

The Company's net sales for the three months ended June 30, 1998 were $ 299,000 a decrease of $ 208,000 or 41.0% from the $507,000 of net sales reported for the same period a year ago. The decrease is primarily due to revenues of $355,000 during the 1997 first quarter earned from a government contract at Fort Meade, Maryland,without corresponding revenues earned from this customer during the 1998 first quarter.

Gross profits as a percentage of net sales for the three months ended June 30, 1998 was 34.7% compared to 48.7% during the same period a year ago. The decrease is primarily due to the under absorption of overhead expenses in the current year period due to the low sales level.

Engineering, research and development expenses were $62,000, which is the same as the year ago corresponding quarter.

Marketing and sales expenses were $ 34,000 for the three months ended June 30, 1998, or a 35.0% decrease from the $53,000 incurred in the same period last year, due to a decrease in consulting fees and commissions.

General and administrative expenses of $93,000 in the current quarter are relatively the same as the $94,000 in the corresponding quarter a year ago.

The net loss for the three months ended June 30, 1998 was $ 97,000 compared to net income of $22,000 a year ago due to the factors regarding revenue and expenses described above.

The future viability of the Company will depend upon the Company's success in raising revenue levels, maintaining low cost levels and, if necessary, raising additional financing.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

The working capital deficit on June 30, 1998 was ($1,792,000) compared to ($1,694,000) on March 31, 1998. The decrease in the working capital deficit is primarily due to the loss incurred for the three months ended June 30, 1998. At June 30, 1998 the Company had $57,000 in cash, compared to $ 10,000 at March 31, 1998.

Accounts receivable decreased by $ 108,000 in the three months ended June 30, 1998 due to the low sales level in the first fiscal 1999 quarter .

Notes and loans payable of $786,000 at June 30, 1998 consist of $63,000 unsecured installment, notes payable used to finance the Company's insurance premiums, $ 5,000 of equipment installment notes and $718,000 due to private investors, former directors, and legal counsel.

Pursuant to the agreement the due date for the investors and former directors loans and fees payable to legal counsel were extended until the first to occur of (i) June 30, 1996, (ii) a public financing by the Company, or (iii) a private financing of the Company of not less than $2,500,000. As June 30, 1996 date has been reached, such amounts are now due. While the Company does not have the ability to pay the amounts due to private investors, former directors and legal counsel, it is attempting to renogotiate the terms of payment of these obligations. There can be no assurance, however, that the Company will be successful in these efforts.

Accounts payable of $ 202,000 at June 30, 1998 are comparable to the $206,000 at March 31, 1998. Accrued expenses and other current liabilities at June 30, 1998 of $ 1,138,000 are 4.7% greater than the $1,087,000 at March 31, 1998.
The increase is primarily due to an increase in accrued payroll taxes for the three months ended June 30, 1998.

In total, the net cash provided by operating activities was $ 51,000 for the three months ended June 30, 1998, as compared to $190,000 for the three months ended June 30, 1997.

The Company has no significant capital expenditure plans at this time.

                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Vikonics,Inc.
--------------------
  (Registrant)


August 13, 1998                         /s/ John J. Strong
                              -----------------------------------------
                                            John J. Strong
                                               President
                                       (duly authorized officer
                                    and principal financial officer)