Form 10QSB
period 1998-09-30
VIKONICS INC /NY/
filed 1998-11-19
CIK 814932

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For Quarterly Period Ended:    September 30, 1998
                                          ---------------------------

/ /  TRANSITION REPORT UNDER SECTION TO 13 OR 15 (d) OF THE EXCHANGE
     ACT

            For the transition period from _________ to _________

                       Commission File Number O-16034

                                VIKONICS, INC
            -----------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            New York                                   13-2759466
--------------------------------            -----------------------------------
(State  or other jurisdiction
of incorporation or organization)          (I.R.S. Employer Identification No.)

                370 North Street Teterboro, New Jersey 07608
                --------------------------------------------
                  (Address of principal executive offices)

                              (201) - 641-8077
                              ----------------
                         (Issuer's telephone number)

                                    NONE
               ----------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Number of shares outstanding at November 12, 1998: 2,933,431 shares of common stock, par value $ .02 per share.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

                               VIKONICS, INC.

                                    INDEX




PART I     Financial Statements                                         Page No.

           Item 1 - Financial Statements (Unaudited)
                    Balance Sheets:
                       September 30 and March 31, 1998                    3-4

                    Statements of Operations
                      For Three Months Ended September 30, 1998 and 1997    5
                      For Six Months Ended September 30, 1998 and 1997      6

                    Statements of Cash Flows
                      For Six Months Ended September 30, 1998 and 1997      7

                    Notes to Financial Statements                         8-9

           Item 2 - Management's Discussion and Analysis or Plan of
                      Operation                                         10-11

PART II:   Other Information                                               12

Signatures                                                                 13

                               VIKONICS, INC.

                               BALANCE SHEETS

                                   ASSETS

                                 (UNAUDITED)



                                                            September 30,     March 31,
                                                                1998            1998

CURRENT ASSETS:

      Cash                                                    $  4,282        $ 10,328
      Accounts receivable (less allowance for doubtful
         accounts of $30,000)                                  415,320         263,479
      Inventories (Note 2)                                      95,187          93,740
      Prepaid expenses and other current assets                 46,658          76,551
                                                              --------        --------

         TOTAL CURRENT ASSETS                                  561,447         444,098
                                                              --------        --------






EQUIPMENT AND FIXTURES - AT COST:

      Machinery and equipment                                  373,943         373,943
      Furniture and fixtures                                    67,437          67,437
      Autos                                                       --            19,838
                                                              --------        --------
                                                               441,380         461,218
      Less, accumulated depreciation and amortization          441,380         461,218
                                                              --------        --------

         EQUIPMENT AND FIXTURES - NET                             --              --
                                                              --------        --------

OTHER ASSETS                                                     1,200           1,200
                                                              --------        --------

                                                              $562,647        $445,298
                                                              ========        ========








                     See notes to financial statements.

                               VIKONICS, INC.

                               BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' (DEFICIT)

                                 (UNAUDITED)

                                                                     September 30,         March 31,
                                                                         1998                1998
                                                                         ----                ----

CURRENT LIABILITIES:

      Notes and loans payable (Note 3)                               $   774,441         $   790,014
      Accounts payable                                                   308,158             205,847
      Accrued expenses and other current liabilities (Note 4)          1,203,975           1,086,940
      Deferred service income                                             45,563              55,711
                                                                     -----------         -----------

      TOTAL CURRENT LIABILITIES                                        2,332,137           2,138,512
                                                                     -----------         -----------

SHAREHOLDERS' (DEFICIT):

      Preferred stock - $1 par value:
      Authorized - 2,000,000 shares
      Issued and outstanding - none

      Common stock - $.02 par value:
      Authorized - 10,000,000 shares
      Issued and outstanding - 2,933,431                                  58,669              58,669
      Paid-in capital                                                  5,641,094           5,641,094
      Retained (deficit)                                              (7,469,253)         (7,392,977)
                                                                     -----------         -----------

TOTAL SHAREHOLDERS' (DEFICIT)                                         (1,769,490)         (1,693,214)
                                                                     -----------         -----------

                                                                     $   562,647         $   445,298
                                                                     ===========         ===========





                     See notes to financial statements.

                               VIKONICS, INC.

                          STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 (UNAUDITED)



                                                     1998            1997
                                                     ----            ----

SALES - NET                                        $564,030        $493,965

COST OF GOODS SOLD                                  327,853         252,496
                                                   --------        --------

GROSS PROFIT                                        236,177         241,469
                                                   --------        --------

COSTS AND EXPENSES:

      Engineering, research and development          65,034          56,483
      Marketing and sales                            34,907          54,526
      General and administrative                    104,851          93,231
      Depreciation and amortization                    --               214
      Interest expense                               10,440          14,963
                                                   --------        --------
      TOTAL COSTS AND EXPENSES                      215,232         219,417
                                                   --------        --------

NET INCOME                                         $ 20,945        $ 22,052
                                                   ========        ========

INCOME PER SHARE  (Note 6) -

Basic and Diluted                                  $    .01        $    .01
                                                   ========        ========




                     See notes to financial statements.

                               VIKONICS, INC.

                          STATEMENTS OF OPERATIONS

            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)






                                                      1998               1997
                                                      ----               ----

SALES - NET                                        $  863,517         $1,001,283

COST OF GOODS SOLD                                    523,472            512,883
                                                   ----------         ----------

GROSS PROFIT                                          340,045            488,400
                                                   ----------         ----------

COSTS AND EXPENSES:

      Engineering, research and development           126,638            118,603
      Marketing and sales                              69,073            107,091
      General and administrative                      198,176            187,232
      Depreciation and amortization                      --                  427
      Interest expense                                 22,434             30,822
                                                   ----------         ----------
      TOTAL COSTS AND EXPENSES                        416,321            444,175
                                                   ----------         ----------

NET (LOSS) INCOME                                  $  (76,276)        $   44,225
                                                   ==========         ==========

(LOSS) INCOME PER SHARE  (Note 6) -
Basic and Diluted                                  $     (.03)        $      .02
                                                   ==========         ==========




                     See notes to financial statements.

                               VIKONICS, INC.

                          STATEMENTS OF CASH FLOWS

              FOR SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 (UNAUDITED)




                                                             1998              1997
                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                         $ (76,276)        $  44,225
Adjustments to reconcile net (loss) income to net
cash provided  by operating activities:
      Depreciation and amortization                            --                 427

Changes in assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                  (151,841)         (157,570)
      Inventories                                            (1,447)            9,794
      Prepaid expenses and other current assets              29,893            32,555
      Other assets                                             --                  20

    Increase (decrease) in:
      Accounts payable                                      102,311             9,933
      Accrued expenses and other liabilities                117,035            85,367
      Deferred service income                               (10,148)           (2,625)
                                                          ---------         ---------

Net cash provided by  operating activities                    9,527            22,126
                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of equipment and fixtures - net                   --                --
                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of short term notes                            5,587              --
    Repayment of debt                                       (21,160)          (67,058)
                                                          ---------         ---------
            Net cash used for financing activities          (15,573)          (67,058)

(DECREASE) IN CASH                                           (6,046)          (44,932)


CASH  - MARCH 31                                             10,328            52,149
                                                          ---------         ---------

CASH  - SEPTEMBER 30                                      $   4,282         $   7,217
                                                          =========         =========




                     See notes to financial statements.

                               VIKONICS, INC.

                        NOTES TO FINANCIAL STATEMENTS

Note 1. - Financial Statements

The financial statements include the accounts of the Company and Vikonics Canada Inc., its wholly-owned subsidiary, an entity without any activity during the periods presented.

In the opinion of the Company, the accompanying unaudited financial statements contain all necessary adjustments which are all of a normal recurring nature for the fair presentation of its financial position as of September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997, and changes of cash flows for the six months ended September 30, 1998 and 1997.

The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2. - Inventories

Inventories consisted of the following:               September  30,  March  31,
                                                         1998            1998
                                                      -------------   ----------

Raw materials                                           $29,423        $29,200
Work-in-process                                           9,388          8,826
Finished goods                                           56,376         55,714
                                                        -------        -------

TOTAL                                                   $95,187        $93,740
                                                        =======        =======


Note 3. - Notes and Loans Payable; Legal Proceeding

Notes and loans payable consists of:

                                                            September  30,   March  31,
                                                                1998            1998

Notes payable bearing interest a 9.72% per annum,
with the last installment due in 1998. This note is
secured by equipment with a net book value of
approximately $0                                              $   --          $ 10,000

Amounts due to private investors, directors, and legal
counsel                                                        717,728         717,728

Unsecured installment notes payable                             56,713          62,286
                                                              --------        --------

                                                              $774,441        $790,014
                                                              ========        ========

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

On June 24, 1994, the Company entered into an agreement with the above private investors, former directors, and the Company's retained legal counsel. Pursuant to the agreement the due date for the investors and former directors loans and fees payable ($250,000) to legal counsel were extended until the first to occur of (i) June 30, 1996, (ii) a public financing by the Company, or (iii) a private financing of the Company of not less than $2,500,000. In addition, the exercise period of the investors' options to purchase 400,000 shares of common stock were extended three years and the exercise price was reduced to $1.50. Furthermore, included in this agreement were the grant of five year warrants to one of the former directors and the legal firm to purchase such number of shares of common stock of the Company as is equal to the aggregate dollar amount of loans to made ($150,000) by that former director and unpaid legal fees ($250,000) at an exercise price of $1.00 per share. There was no value attached to these warrants.

As the aforementioned June 30, 1996 date has been reached, the amounts owing to the investors, former directors and counsel are past due. On September 17, 1998 the private investors filed a lawsuit in the Superior Court of New Jersey for the principal amount of $ 200,000, plus unpaid interest ($93,000 at September 1, 1998). While the Company does not have the ability to pay the amounts due to these private investors, or the former directors and legal counsel, it will seek to renegotiate the terms of payment of these obligations. There can be no assurance, however, that the Company will be successful in these efforts. The failure to do so would have a material adverse affect on the business of the Company and its ability to continue as a going concern.

Additionally, at September 30, 1998, the Company had a remaining balance of $147,728 which was lent to the Company by two then directors during the Company's second fiscal quarter of 1995. Both loans are payable on demand with interest at 9% per annum.

Note 4. - Accrued Expenses and Other Current Liabilities Accrued expenses and other current liabilities consisted of the following:

                                      September 30, 1998   March 31, 1998
                                      ------------------   --------------
Accrued warranty expense                  $   33,000        $   33,000
Accrued salaries, wages, and taxes           522,119           445,059
Accrued professional fees                     27,500            32,500
Accrued officers' salaries                   171,228           171,228
Accrued interest                             384,367           353,319
Other                                         65,761            51,834
                                          ----------        ----------
                                          $1,203,975        $1,086,940
                                          ==========        ==========

Note 5. - Income Taxes

At September 30, 1998 the Company had net operating loss carryforwards available amounting to approximately $7.0 million which will expire between 2001 and 2012. There is a remote possibility that net operating loss carryforwards of approximately $500,000 may not be available. There are no significant differences in the recognition of income and expenses for tax and financial reporting purposes. Federal income taxes normally provided for the three months ended September 30, 1998 and the three and six months ended September 30, 1997 have been offset by the effects of the reduction of the valuation allowance.

Note 6. -  Income (Loss) Per Share

Basic and diluted per share data is based on the weighted average number of common shares outstanding. Common stock equivalents would be anti-dilutive and, therefore, were not included in the diluted per share computations.

Item 2:

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                              PLAN OF OPERATION

Results of Operations

The Company's net sales for the three months ended September 30, 1998 increased $ 70,000 (14%) compared to the same period a year ago due to an increase in the current fiscal second quarter sales to the U.S. Architect of the Capitol and to a commercial company for a local school system project. For the six months ended September 30, 1998 net sales decreased $138,000 (14%), compared to the corresponding period last year due to a relatively high revenue level achieved during last year's second fiscal quarter from a government contract at Fort Meade, Maryland without corresponding revenues earned from this customer during the first six months of fiscal 1999.

Gross profits as a percentage of net sales for the three months ended September 30, 1998 was 42% compared to 49% during the same period a year ago. For the six months ended September 30, 1998, the gross profit percentage was 39% compared to 49% during the same period a year ago. The decrease in gross margin for the three and six months ended September 30, 1998 is due to the adverse effect of a high volume of resold purchased equipment versus higher margin Vikonics manufactured equipment and services sold during the previous fiscal 1998 six month period.

Engineering, research and development expenses for three and six months ended September 30,1998 were $ 65,000 and $127,000, respectively, an increase of 15% ($8,000) and 7% ($8,000) versus the expenses incurred during the same periods a year ago. These increases are due to additional product development efforts begun last year.

Marketing and sales expenses for three and six months ended September 30, 1998 were $35,000 and $69,000, respectively, a decrease of 36% ($20,000) and 36% ($38,000) versus the expenses incurred during the same periods a year ago, due primarily to a decrease in consulting fees and commissions.

General and administrative expenses for the three and six months ended September 30, 1998 were $ 105,000 and $198,000, respectively, an increase of 12% ($12,000) and 6% ($11,000) versus the expenses incurred during the same periods a year ago. The variation is due to increases in payroll tax non-payment penalties, interest and service charges.

The net income for the three months ended September 30, 1998 was $21,000 compared to net income of $22,000 a year ago. The net (loss) for the six months ended September 30, 1998 was ($76,000) compared to net income of $ 44,000 a year ago, due to the factors regarding revenue and expenses described above.

The future viability of the Company will depend upon the Company's success in raising revenue levels, maintaining low cost levels and, if necessary, raising additional financing. In addition, the future viability of the Company depends on the outcome of the legal proceeding described under Liquidity and Capital Resources.

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

The working capital deficit on September 30, 1998 was ($1,771,000) compared to ($1,694,000) on March 31, 1998. The increase in the working capital deficit is primarily due to the loss incurred for the six months ended September 30,1998. At September 30, 1998 the Company had $ 4,000 in cash, compared to $10,000 in cash at March 31, 1998.

Accounts receivable increased by $152,000 during the six months ended September 30, 1998 due to a disproportionate amount of billings occurring in the later half of the fiscal quarter ended September 30, 1998.

Notes and loans payable of $774,000 at September 30, 1998 consist of $56,000 unsecured installment, notes payable used to finance the Company's insurance premiums, and $718,000 due to private investors, former directors, and legal counsel.

Pursuant to the agreement the due date for the investors and former directors loans and fees payable to legal counsel were extended until the first to occur of (i) June 30, 1996, (ii) a public financing by the Company, or (iii) a private financing of the Company of not less than $2,500,000. As the June 30, 1996 date has been reached, the amounts owing to the investors, former directors and counsel are past due. On September 17, 1998 the private investors filed a lawsuit in the Superior Court of New Jersey for the principal amount of $ 200,000, plus unpaid interest ($93,000 at September 1, 1998). While the Company does not have the ability to pay the amounts due to these private investors, or the former directors and legal counsel, it will seek to renegotiate the terms of payment of these obligations. There can be no assurance, however, that the Company will be successful in these efforts. The failure to do so would have a material adverse affect on the business of the Company and its ability to continue as a going concern.

Accounts payable of $308,000 at September 30, 1998 are $102,000 higher than the balance of $206,000 at March 31, 1998 due to an increase in material purchases necessary for the higher revenue achieved during the second fiscal 1999 quarter. Accrued expenses and other current liabilities at September 30, 1998 of $1,204,000 are $117,000 greater than the $1,087,000 at March 31,
1998. The increase is primarily due to an increase in accrued payroll taxes for the six months ended September 30, 1998.

In total, the net cash provided by operating activities was $ 10,000 for the six months ended September 30, 1998, as compared to $ 22,000 for the six months ended September 30, 1997.

The Company has no significant capital expenditure plans at this time.

                         Part II - Other Information

Item 1.- Legal Proceedings

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

On June 24, 1994, the Company entered into an agreement with the above private investors and others wherein the due date for the loans were extended until the first to occur of (i) June 30, 1996, (ii) a public financing by the Company, or (iii) a private financing of the Company of not less than $2,500,000. As the June 30, 1996 date has been reached, the amounts owing to the investors, former directors and counsel are past due. On September 17, 1998 the private investors filed a lawsuit in the Superior Court of New Jersey ( Randolph N. Reynolds, Arthur H. Sweeney Jr., Manny Weiss and Lilian Weiss vs. Vikonics Inc. ) for the principal amount of $ 200,000, plus unpaid interest ($93,000 at September 1, 1998). While the Company does not have the ability to pay the amounts due to these private investors, or the former directors and legal counsel, it will seek to renegotiate the terms of payment of these obligations. There can be no assurance, however, that the Company will be successful in these efforts. The failure to do so would have a material adverse affect on the business of the Company and its ability to continue as a going concern. (See Note 3 to financial statements)

Item 6 - Exhibits and Reports on Form 8-K

None

                                 Signatures

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                   Vikonics,Inc.
                                                   -------------
                                                   (Registrant)






November 18, 1998                                 /s/ John J. Strong
                                         ---------------------------------------
                                                      John J. Strong
                                                        President
                                              (duly authorized officer
                                              and principal financial officer)