Form 10QSB
period 1998-12-31
VIKONICS INC /NY/
filed 1999-02-19
CIK 814932

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended:      December 31, 1998
                                             ----------------------------
/ /    TRANSITION REPORT UNDER SECTION TO 13 OR 15 (d) OF THE
       EXCHANGE ACT

             For the transition period from _________ to _________

                         Commission File Number O-16034

                                 VIKONICS, INC
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            New York                               13-2759466
---------------------------------       ------------------------------------
(State  or other jurisdiction
of incorporation or organization)       (I.R.S. Employer Identification No.)

                  370 North Street Teterboro, New Jersey 07608
                  --------------------------------------------
                       (Address of principal executive
                                   offices)

                                (201) - 641-8077
                          ---------------------------
                          (Issuer's telephone number)

                                      NONE
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Number of shares outstanding at February 12, 1999: 2,933,431 shares of common stock, par value $.02 per share.

Transitional Small Business Disclosure Format (Check one): Yes       No  X
                                                               ---      ---

                                 VIKONICS, INC.

                                     INDEX

PART I   Financial Statements                                          Page No.
                                                                       --------
         Item 1 - Financial Statements (Unaudited)
                  Balance Sheets:
                     December 31 and March 31, 1998                      3-4

                  Statements of Operations
                    For Three Months Ended December 31, 1998 and 1997      5
                    For Nine Months Ended December 31, 1998 and 1997       6

                  Statements of Cash Flows
                    For Nine Months Ended December 31, 1998 and 1997       7

                  Notes to Financial Statements                          8-9

         Item 2 - Management's Discussion and Analysis or Plan of
                    Operation                                           10-11

PART II: Other Information                                                 12

Signatures                                                                 13

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                  (UNAUDITED)

                                                                          December 31,1998             March 31,1998
                                                                          ----------------             -------------
CURRENT ASSETS:

      Cash                                                                $         20,773          $        10,328

      Accounts receivable (less allowance for doubtful
         accounts of $30,000)                                                      162,632                  263,479
      Inventories (Note 2)                                                          92,780                   93,740
      Prepaid expenses and other current assets                                     30,175                   76,551
                                                                          ------------------       -----------------
         TOTAL CURRENT ASSETS                                                      306,360                  444,098
                                                                          ------------------       -----------------

EQUIPMENT AND FIXTURES - AT COST:

      Machinery and equipment                                                       373,943                 373,943
      Furniture and fixtures                                                         67,437                  67,437
      Autos                                                                             ---                  19,838
                                                                          ------------------       -----------------
                                                                                    441,380                 461,218
      Less, accumulated depreciation and amortization                               441,380                 461,218
                                                                          ------------------       -----------------

         EQUIPMENT AND FIXTURES - NET                                                   ---                     ---
                                                                          ------------------       -----------------

OTHER ASSETS                                                                          1,200                   1,200
                                                                          ------------------       -----------------

                                                                          $         307,560        $        445,298
                                                                          ==================       =================

                       See notes to financial statements.

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)

                                  (UNAUDITED)

                                                                          December 31, 1998        March 31, 1998
                                                                          -----------------        --------------
CURRENT LIABILITIES:

      Notes and loans payable (Note 3)                                     $       768,315          $       790,014
      Accounts payable                                                             188,404                  205,847
      Accrued expenses and other current liabilities (Note 4)                    1,185,501                1,086,940
      Deferred service income                                                       31,152                   55,711
                                                                          ------------------       -----------------

      TOTAL CURRENT LIABILITIES                                                  2,173,372                2,138,512
                                                                          ------------------       -----------------

SHAREHOLDERS' (DEFICIT):

      Preferred stock - $1 par value:
      Authorized - 2,000,000 shares
      Issued and outstanding - none

      Common stock - $.02 par value:
      Authorized - 10,000,000 shares
      Issued and outstanding - 2,933,431                                            58,669                   58,669
      Paid-in capital                                                            5,641,094                5,641,094
      Retained (deficit)                                                        (7,565,575)              (7,392,977)
                                                                          ------------------       -----------------

TOTAL SHAREHOLDERS' (DEFICIT)                                                   (1,865,812)              (1,693,214)
                                                                          ------------------       -----------------

                                                                            $      307,560           $      445,298
                                                                          ==================       =================

                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                  (UNAUDITED)

                                                                                 1998                     1997
                                                                                 ----                     ----
SALES - NET                                                                 $      395,544           $      344,492

COST OF GOODS SOLD                                                                 257,096                  216,113
                                                                            ---------------          ----------------

GROSS PROFIT                                                                       138,448                  128,379
                                                                            ---------------          ----------------

COSTS AND EXPENSES:

      Engineering, research and development                                         51,630                    54,426
      Marketing and sales                                                           33,753                    28,749
      General and administrative                                                   130,228                    99,470
      Depreciation and amortization                                                    ---                       214
      Interest expense                                                              19,159                    17,388
                                                                            ---------------          ----------------
      TOTAL COSTS AND EXPENSES                                                     234,770                   200,247
                                                                            ---------------          ----------------

NET (LOSS)                                                                  $      (96,322)          $       (71,868)
                                                                            ===============          ================

(LOSS) PER SHARE  (Note 6) -
Basic and Diluted                                                           $         (.03)          $          (.02)
                                                                            ===============          ================

                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                                 1998                     1997
                                                                                 ----                     ----
SALES - NET                                                                 $    1,259,061           $    1,345,775

COST OF GOODS SOLD                                                                 780,568                  728,996
                                                                            ---------------          ----------------

GROSS PROFIT                                                                       478,493                  616,779
                                                                            ---------------          ----------------

COSTS AND EXPENSES:

      Engineering, research and development                                        178,268                  173,029

      Marketing and sales                                                          102,826                  135,840

      General and administrative                                                   328,404                  286,703

      Depreciation and amortization                                                    ---                      640

      Interest expense                                                              41,593                   48,210
                                                                            ---------------          ----------------
      TOTAL COSTS AND EXPENSES                                                     651,091                  644,422
                                                                            ---------------          ----------------

NET (LOSS)                                                                  $     (172,598)          $      (27,643)
                                                                            ===============          ================
(LOSS) PER SHARE  (Note 6) -
Basic and Diluted                                                           $         (.06)          $         (.01)
                                                                            ===============          ================

                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF CASH FLOWS

                FOR NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                  (UNAUDITED)

                                                                          1998                      1997
                                                                          ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                    $     (172,598)           $      (27,643)
Adjustments to reconcile net (loss)  to net
cash provided  by operating activities:
      Depreciation and amortization                                            ---                        640

Changes in assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                                   100,847                   (63,235)

      Inventories                                                               960                    11,669

      Prepaid expenses and other current assets                              46,376                    52,477

      Other assets                                                              ---                        20

    Increase (decrease) in:
      Accounts payable                                                      (17,443)                  (43,991)

      Accrued expenses and other liabilities                                 98,561                   152,651

      Deferred service income                                               (24,559)                  (16,777)
                                                                     ----------------          ----------------

Net cash provided by  operating activities                                   32,144                    65,811
                                                                     ----------------          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of equipment and fixtures - net                                    ---                       ---
                                                                     ----------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of short term notes                                              5,587                       ---

    Repayment of debt                                                       (27,286)                  (88,449)
                                                                     ----------------          ----------------
            Net cash used for financing activities                          (21,699)                  (88,449)

INCREASE (DECREASE)  IN CASH                                                 10,445                   (22,638)

CASH  - MARCH 31                                                             10,328                    52,149
                                                                     ----------------          ----------------
CASH  - DECEMBER 31                                                  $       20,773            $       29,511
                                                                     ================          ================

                       See notes to financial statements.

                                 VIKONICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

Note 1. - Financial Statements

The financial statements include the accounts of the Company and Vikonics Canada Inc., its wholly-owned subsidiary, an entity without any activity during the periods presented.

In the opinion of the Company, the accompanying unaudited financial statements contain all necessary adjustments which are all of a normal recurring nature for the fair presentation of its financial position as of December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997, and changes of cash flows for the nine months ended December 31, 1998 and 1997.

The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.



Note 2. - Inventories

Inventories consisted of the following:                                December 31, 1998       March  31, 1998
                                                                      ------------------     -----------------
Raw materials                                                         $        28,620         $         29,200
Work-in-process                                                                 8,586                    8,826
Finished goods                                                                 55,574                   55,714
                                                                      -----------------       ------------------

TOTAL                                                                 $        92,780         $         93,740
                                                                      =================       ==================

Note 3. - Notes and Loans Payable; Legal Proceeding

Notes and loans payable consists of:

                                                                     December 31, 1998        March  31, 1998
                                                                     -----------------        ---------------
Notes payable bearing interest a 9.72% per annum,
with the last installment due in 1998. This note is
secured by equipment with a net book value of
approximately $0.                                                    $         ------          $       10,000

Amounts due to private investors, directors, and legal
counsel.                                                                      717,728                 717,728

Unsecured installment notes payable.                                           50,587                  62,286
                                                                     ------------------       -----------------

                                                                     $        768,315          $      790,014
                                                                     ==================       =================

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

Additionally, at December 31, 1998, the Company had a remaining balance of $147,728 which was lent to the Company by two then directors during the Company's second fiscal quarter of 1995. Both loans are payable on demand with interest at 9% per annum.

Note 4. - Accrued Expenses and Other Current Liabilities Accrued expenses and other current liabilities consisted of the following:

                                                                  December 31, 1998            March 31, 1998
                                                                  -----------------            --------------
Accrued warranty expense                                          $         33,000             $        33,000
Accrued salaries, wages, and taxes                                         447,605                     445,059
Accrued professional fees                                                   35,000                      32,500
Accrued officers' salaries                                                 171,228                     171,228
Accrued interest                                                           431,498                     353,319
Other                                                                       67,170                      51,834
                                                                  ----------------             ---------------
                                                                  $      1,185,501             $     1,086,940
                                                                  ================             ===============

Note 5. - Income Taxes

At December 31, 1998 the Company had net operating loss carryforwards available amounting to approximately $7.0 million which will expire between 2001 and 2012. There is a remote possibility that net operating loss carryforwards of approximately $500,000 may not be available. There are no significant differences in the recognition of income and expenses for tax and financial reporting purposes.

Note 6. - (Loss) Per Share

Basic and diluted per share data is based on the weighted average number of common shares outstanding. Common stock equivalents would be anti-dilutive and, therefore, were not included in the diluted per share computations.

Item 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION

Results of Operations
---------------------

The Company's net sales for the three months ended December 31, 1998 increased $ 51,000 (15%) compared to the same period a year ago due to an increase in the current fiscal third quarter sales to the City of New York and U.S. Department of the Treasury. For the nine months ended December 31, 1998 net sales decreased $ 87,000 (6%), compared to the corresponding period last year due to a relatively high revenue level achieved last year from a government contract at Fort Meade, Maryland without corresponding revenues earned from this customer during the first nine months of fiscal 1999.

Gross profit as a percentage of net sales for the three months ended December 31, 1998 was 35% compared to 37% during the same period a year ago. For the nine months ended December 31, 1998, the gross profit percentage was 38% compared to 46% during the same period a year ago. The decrease in gross margin for the three and nine months ended December 31, 1998 is due to the adverse effect of a larger volume of resold purchased equipment versus higher margin Vikonics manufactured equipment and services sold during the previous fiscal 1998 nine month period.

Engineering, research and development expenses for three months ended
December 31,1998 were $ 52,000, a decrease of 5% ($ 2,800) due to reduced outside programming costs . Engineering, research and development expenses for the nine months ended December 31, 1998 were $ 178,000, an increase of 3% ($ 5,200) due to product development efforts during the first six months of the current 1999 fiscal year.

Marketing and sales expenses for the three and nine months ended December 31, 1998 were $ 34,000 an increase of 17% ($ 5,000) versus the expenses incurred during the same period a year ago, due primarily to increased salary and commission expense. Marketing and sales expenses for the nine months ended December 31, 1998 were $ 103,000, a decrease of 24% ($33,000) compared to those costs incurred during the nine month period ended December 31, 1997, due primarily to a decrease in consulting fees.

General and administrative expenses for the three and nine months ended December 31, 1998 were $ 130,000 and $ 328,000, respectively, an increase of 31% ($ 31,000) and 15% ($ 42,000) versus the expenses incurred during the same periods a year ago. The variation is due to increases in payroll tax non-payment penalties, interest and service charges.

The net loss for the three months ended December 31, 1998 was $ (96,000) compared to net loss of $ (72,000) a year ago. The net (loss) for the nine months ended December 31, 1998 was $ (173,000) compared to net loss of $ (28,000) a year ago, due to the factors regarding revenue and expenses described above.

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

The working capital deficit on December 31, 1998 was ($1,867,000) compared to ($1,694,000) on March 31, 1998. The increase in the working capital deficit is primarily due to the loss incurred for the nine months ended December 31,1998. At December 31, 1998 the Company had $ 21,000 in cash, compared to $10,000 in cash at March 31, 1998.

Accounts receivable decreased by $ 101,000 during the nine months ended December 31, 1998 due to accelerated cash receipt collections achieved during the current 1999 fiscal quarter without a corresponding increase in revenue.

Notes and loans payable of $768,000 at December 31, 1998 consist of $50,000 unsecured installment, notes payable used to finance the Company's insurance premiums, and $718,000 due to private investors, former directors, and legal counsel.

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

Accounts payable of $189,000 at December 31, 1998 are $ 17,000 less than the balance of $206,000 at March 31, 1998 due simply to the timing of certain vendor payments. Accrued expenses and other current liabilities at December 30, 1998 of $1,186,000 are $ 99,000 greater than the $1,087,000 at March 31, 1998.
The increase is primarily due to an increase in accrued payroll tax non-payment penalties and interest for the nine months ended December 31, 1998.

In total, the net cash provided by operating activities was $ 32,000 for the nine months ended December 31, 1998, as compared to $ 66,000 for the nine months ended December 31, 1997.

The Company has no significant capital expenditure plans at this time.

The Company has assessed the state of its year 2000 preparedness and has determined that the potential consequences of year 2000 issues will not materially affect the Company's business, results of operations or financial condition.

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

                                                  Vikonics,Inc.
                                                  -------------
                                                  (Registrant)

February  18, 1999                          /s/ John J. Strong
                                      --------------------------------
                                              John J. Strong
                                                 President
                                         (duly authorized officer
                                      and principal financial officer)