Form 10KSB
period 1999-03-31
VIKONICS INC /NY/
filed 1999-12-06
CIK 814932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                    For the fiscal year ended MARCH 31, 1999
                                              --------------

                                       OR

|_|             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission file number 0-16034
                      -------------------------------------

                                 VIKONICS, INC.
                 (Name of small business issuer in its charter)

                     NEW YORK                              13-2759466
     ---------------------------------              ----------------------
       (State or other jurisdiction                     (I.R.S. employer
     of incorporation or organization)              identification number)

      370 North Street, Teterboro, New Jersey             07608
      ---------------------------------------           ----------
     (Address of principal executive offices)           (Zip code)

Issuer's telephone number: 201-641-8077
                           ------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $.02 per share
                    ---------------------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  YES       NO  x
                                      ---      ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for the year ended March 31, 1999 were $1,570,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on October 26, 1999 was $144,531.

As of October 26, 1999 the Registrant had 2,933,431 shares of Common Stock outstanding.

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

     The Company's product line includes the VISIDS(Registered) and TAC(Registered) series of microprocessor-based systems. These systems consist of central processing units, intelligent card readers that utilize a variety of card technologies for access control and microprocessor based peripherals for alarm control and management. The Company has developed and supports software which is menu-driven and user-friendly.

     The Company markets it systems to defense contractors and government agencies, commercial customers and a dealer network. The Company's systems are designed to allow defense contractors and government agencies to meet regulations for facilities handling classified programs. For the fiscal years ended March 31, 1999, 1998 and 1997, defense contractors and government agencies (including the United States Armed Forces) accounted for approximately 63%, 80% and 73% of total revenues, respectively.

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

Defense Contractors and
Government Agencies                        Commercial Customers
-----------------------                    --------------------

Architect of the U.S. Capitol              American Express Publishing Co.
City of New York                           Engineering and Professional Services, Inc.
GTE Corporation                            Ernst & Young
Harris Corporation                         NYNEX Information Resources
Lockheed Martin Corporation                Tropworld Resort & Casino Hotel
Northrop Corporation                       Warnaco Corporation
Raytheon Company
The Boeing Company                         International Customers
U.S. Air Force                             -----------------------
U.S. Army                                  Kingdom of Kuwait
U.S. Department of Treasury                Quendon Limited London
U.S. General Services Administration       Royal Saudi Air Force
U.S. Marines

     During the fiscal year ended March 31, 1999, the U.S. Capitol accounted for $396,000 or 25.2% of sales, Engineering and Professional Services, Inc. accounted for $381,000 or 24.3% of sales, the U.S. Department of Treasury accounted for $175,000 or 11.1% of sales, and the City of New York accounted for $167,000 or 10.6%.

     During the fiscal year ended March 31, 1998, the Maryland Procurement Office at Fort Meade through Engineering and Professional Services, Inc. accounted for $509,000 or 32.6% of sales, the U.S. Capitol accounted for $315,000 or 20.2% of sales, and the U.S. Department of Treasury for $114,000 or 7.3% of total sales.

     At March 31, 1999, the Company had a backlog of orders of approximately $577,000 as compared to a backlog of $383,000 at March 31, 1998. The backlog of $577,000 at March 31, 1999 is expected to be shipped in its entirety during the fiscal year ending March 31, 2000.
                                       7

Marketing

     At March 31, 1999, the Company employed two (2) sales and marketing personnel. These personnel make presentations, investigate the site projects for which the Company is asked to bid, write proposals and take orders in person and by telephone. The Company also delivers catalogs and brochures to prospective purchasers.

     The Company focuses its marketing efforts on the defense contractor and governmental agency market and on the commercial and industrial market. For the fiscal year ended March 31, 1999, defense contractors and government agencies accounted for approximately 60% of total revenues. In fiscal years 1998 and 1997, defense contractors and government agencies accounted for approximately 80% and 73% of Company revenues, respectively. Defense contractors have the legal requirement to protect data, ideas, hardware or systems being conceived or manufactured for the government in a classified program. The Company's products are designed to allow customers to meet existing governmental security regulations.

Engineering and Product Development

     At March 31, 1999, the Company employed two (2) individuals in engineering. The department is responsible for new product development and the design and integration of the Company's products into security systems. Engineering personnel are engaged in a continuous effort to integrate new features into existing products and systems.

     The Company's current development activities are primarily directed toward improvement and enhancement of its VISIDS(Registered) product line. Research and development expenses for the years ended March 31, 1999, 1998 and 1997 were $68,000, $76,000, and $78,000, respectively. The decreases in year to year activities were the result of cost control measures instituted by the Company. To date, the Company does not believe that these reductions have had any adverse effect on its technical competitiveness or any technical advantage which it may hold.

Manufacturing

     Product assembly, testing and quality assurance is performed at the Company's facility in Teterboro, New Jersey. Components for the Company's products are purchased from third parties. The Company is not dependent on any one supplier for any of the components of its products and believes should it become necessary, that it could find substitute suppliers for any of its components. Inventory records, including purchasing, receiving, shipping and job costing, are maintained on a computerized system. At March 31, 1999, the Company had three (3) manufacturing employees.

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

     The Company has obtained the registration of certain trademarks, including VISIDS(Registered), VIKONICS(Registered) and TAC(Registered).

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

Employees

     As of March 31, 1999, the Company had 13 full-time employees, three of whom were in executive capacities. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be satisfactory.

Item 2. Description of Property

     The Company's administrative, marketing and manufacturing operations occupy approximately 8,000 square feet of a 27,000 square foot facility located in Teterboro, New Jersey. The Company currently occupies the premises on a month to month use and occupancy basis at a monthly rental payment of $7,885.

Item 3. Legal Proceedings

     As hereafter disclosed, $200,000 of loans due private investors and an ex-director became due and payable on June 30, 1996. The Company does not have the ability to pay such loans, which are secured by the Company's accounts receivable. On September 17,1998 the private investors filed a lawsuit for the total principal amount of $200,000 together with accrued interest of $103,000. On June 15,1999 a Judgment by Default against the Company was entered in the Superior Court of New Jersey, Bergen County. If the Company does not negotiate a satisfactory resolution of this Judgment and the creditors foreclose on the collateral, the Company will cease as a going concern. (See Note 3 to notes to financial statements.) There are no other material pending legal proceedings, or to management's knowledge, any such threatened proceedings against the Company or its properties.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by the report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock, par value $.02 per share ("Common Stock"), is traded on the over-the-counter market. The Common Stock is quoted on the NASD Electronic Bulletin Board under the symbol "VKSI." The following table sets forth the high and low closing bid prices as quoted on the Electronic Bulletin Board. The quotations represent prices between dealers without adjustments for retail mark-ups, mark-downs, or commissions and may not represent actual transactions.



 Fiscal Year Ended March 31, 1999          High                 Low
 --------------------------------          ----                 ---

       1st Quarter                        $  1/10             $  1/10
       2nd Quarter                           1/10                1/16
       3rd Quarter                           1/16                1/16
       4th Quarter                           1/10                1/16


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


     On March 31, 1999, there were aproximately 500 holders of the Common Stock.

     The Company has never paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, it will continue to follow a policy of retaining earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

1999 Fiscal Year Compared to 1998 Fiscal Year

     The Company's net sales for the fiscal year ended March 31, 1999 were $1,570,000, compared to the $1,561,000 net sales in the previous year. There were increases in U.S. Federal agency revenues of $169,000 and the City of New York of $157,000 during fiscal 1999. However, these were offset by reductions in international revenues of $153,000 and Engineering and Professional Services, Inc. revenues of $128,000.These reductions were the result of both contracts being completed in fiscal 1998, without new contracts being awarded in fiscal 1999.

     Over the past four (4) years there have been major staff reductions and cost containment measures initiated within the Company. These reductions have reduced, among others, sales and marketing resources. The reduction in these resources has contributed to the deterioration and stagnation of the Company's sales levels.

     In fiscal 1999, the Company's largest customers were: the U.S. Capitol accounting for $396,000 or 25.2% of sales, Engineering and Professional Services, Inc., $381,000 or 24.3% of sales, the U.S. Department of Treasury, $175,000 or 11.1% of sales, and the City of New York , $167,000 or 10.6% of sales.

     In fiscal 1998, the Company's largest customers were: Fort Meade, Maryland through Engineering and Professional Services, Inc. accounting for $509,000 or 32.6% of sales, the U.S. Capitol, $315,000 or 20.2% of sales, and the U.S. Department of Treasury, $114,000 or 7.3% of sales. International sales accounted for $153,000 or 9.8% of sales.

     Gross profit as a percentage of net sales for the year ended March 31, 1999 was 36.3% compared to 41.3% in fiscal 1998. The decrease in the gross profit was due to an unfavorable mix of lower margin Vikonics equipment sales in fiscal 1999 versus higher margin custom software sales in fiscal 1998.

     Marketing and sales expenses for the year ended March 31, 1999 were $136,000, a 20.5% decrease from the $171,000 incurred in the previous year. This is primarily due to a reduction in consulting fees.

     Engineering, research and development expenses for the year ended March 31, 1999 were $229,000, which are comparable to the $231,000 expended a year ago.

     General and administrative expenses were $431,000 in fiscal 1999, which is also comparable to $424,000 in fiscal 1998.

     The net (loss) for the year ended March 31, 1999 was $(282,000) compared to a net (loss) of $(242,000) for the previous year due to the factors regarding sales and expenses described above.

   The future viability of the Company will depend upon the Company's success in raising revenue levels, maintaining low cost levels and, if necessary, raising additional financing. There can be no assurance that the Company's actions will result in sustained profitability or sufficient cash flow to maintain operations.

1998 Fiscal Year Compared to 1997 Fiscal Year

     The Company's net sales for the fiscal year ended March 31, 1998 were $1,561,000, a 3.5% increase from the $1,509,000 net sales in the previous year. The increase was due primarily to a contract at Fort Meade, Maryland through Engineering and Professional Services, Inc. which accounted for $509,000 during fiscal 1998 versus sales of $296,000, earned on that contract in 1997. There was also an increase in international sales of $141,000, which was the result of a contract in the Kingdom of Kuwait. These increases were offset by a $300,000 reduction in U.S. Federal agency revenues, due to two contracts being completed in fiscal 1997, without new contracts being awarded by these agencies in fiscal 1998.

     Over the past four (4) years there have been major staff reductions and cost containment measures initiated within the Company. These reductions have reduced, among others, sales and marketing resources. The reduction in these resources has contributed to the deterioration of the Company's sales levels, primarily in the commercial market.

     In recent years, Government spending within the Department of Defense and other agencies, from which the Company has historically received a majority of its business, has been subject to cutbacks. These cutbacks have adversely affected the Company's sales levels in both fiscal 1998 and fiscal 1997.

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

     Engineering, research and development expenses for the year ended March 31, 1998 were $231,000, a 8.5% increase from the $213,000 expended a year ago, due primarily to incurred outside contractor costs of $23,000 for product development in 1998.

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

     There was a working capital deficit on March 31, 1999 of $(1,979,000) compared to working capital deficit of $(1,694,000) on March 31, 1998. At March 31, 1999 the Company had $30,000 in cash, an increase of $20,000 from a year ago. Operating activities during the 1999 fiscal year provided $95,000 of cash.


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

     At this time, the Company does not have the ability to pay these loans. On September 17,1998 the private investors filed a lawsuit for the total principal amount of $200,000 together with accrued interest of $103,000. On June 15,1999 a Judgment by Default against the Company was entered in the Superior Court of New Jersey, Bergen County. If the Company does not negotiate a satisfactory resolution of this Judgment and the creditors foreclose on the collateral, the Company will cease as a going concern. (See Note 3 to notes to financial statements.)

     Included in this agreement were the grant of five year warrants to one of the directors and the legal firm to purchase such number of shares of Common Stock of the Company as is equal to the aggregate dollar amount of loans made ($150,000) by that director and unpaid legal fees ($250,000) at an exercise price of $1.00 per share. There was no value attached to these warrants.

     The Company currently occupies approximately 8,000 square feet of a 27,000 square foot facility on a month to month use and occupancy basis at a monthly rental payment of $7,885.

     Accounts receivable decreased by $72,000 in fiscal 1999 from the previous year due to an accelerated cash collection effort during the forth quarter of fiscal 1999.

     Inventory levels increased $21,000 from the previous year to $114,000 at March 31, 1999. This is due to increased purchases during the final month of fiscal 1999 in anticipation of shipping the relatively high fiscal year end backlog ($577,000) in fiscal 2000.

     Accounts payable of $254,000 at March 31, 1999 are $48,000 higher than the $206,000 balance at March 31, 1998. This is due to the of the higher inventory levels, previously noted, and a slight extension of the Company's payment cycle.

     Accrued expenses and other current liabilities at March 31, 1999 of $1,329,000 are $242,000 more than the $1,087,000 at the end of the previous fiscal year. This is primarily due to an increase in accrued salaries and payroll taxes of $72,000 and an increase in accrued interest of $194,000.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     The current directors and executive officers of the Company are as follows:

Name                        Age             Title
----                        ---             -----
John J. Strong               51             Chairman of the Board, President and Director
Michael J. Pisano            53             Vice President - General Manager
William R. Hoskinson         50             Vice President - Engineering
Howard S. Breslow            60             Secretary and Director


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


Section 16 (a) Beneficial Ownership Reporting Compliance

     Under U.S. securities laws, the Company's directors, its officers, and any persons holding more than ten percent of the Common Stock are required to report their initial ownership of the Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific filing deadlines of these reports have been established and the Company is required to disclose any failure to meet such deadlines during the fiscal year ended March 31, 1999. Based solely on a review of such reports furnished to the Company, the Company believes that all of these filing requirements have been satisfied.

Item 10. Executive Compensation

     The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during fiscal 1999.

                                                        Summary Compensation Table

                                             Annual Compensation               Long-Term Compensation
                                                                                        Awards                     Payouts
Name and Principal             Fiscal        Salary         Bonus      Other    Restricted  Options/    LTIP
Position                        Year            $             $          $        Stock $    SAR(#)     Payouts    $
--------------------------------------------------------------------------------------------------------------------------
John  J. Strong                 1999         $125,000         --         --         --         --         --
                                                                                                          --
Chairman of the Board &         1998         $125,000         --         --         --         --         --
President (Principal            1997         $110,000         --         --         --         --         --
Executive Officer)




Option Grants in Last Fiscal Year

     There were no options granted to the named executive officer during the fiscal year ended March 31, 1999.

Option Exercise during Fiscal Year 1999 and Fiscal Year-End Option Values

     The following table provides information related to options exercised by the named executive officer during the 1999 fiscal year and the number and value of options held at fiscal year end.

                                                            Number of                             Value of
                                                           unexercised                         unexercised in
                                                            options at                        the money options
                                                             year-end                        at year-end ($) (1)
                                                           -----------                       -------------------
                     Shares Acquired on         Value           Exer-           Not           Exer-              Not
        Name             Exercise (#)        Realized ($)      cisable      Exercisable      cisable         Exercisable
        ----         ------------------      ------------      -------      -----------      -------         -----------
John J. Strong              --                   --            25,000           --              --               --



(1) The last trading price for the Company's common stock as reported on the NASD Electronic Bulletin Board on March 31, 1999 was $.0625. Value is calculated on the basis of the difference between the option exercise price and $.0625 multiplied by the number of shares of common stock underlying the option.

Compensation of Directors

     The Company currently accrues a fee of $750 per meeting for outside directors for serving in that capacity. The Company's 1992 Stock Option Plan contains a formula provision for the annual grant of five-year options to purchase 7,500 shares of common stock at fair market value, immediately exercisable, to each director of the Company.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information at October 26, 1999 with respect to the beneficial ownership of shares of Common Stock (i) all persons known by the Company to be owners of more than five percent of the outstanding shares of Common Stock, (ii) each director, (iii) each named executive officer and (iv) all officers and directors as a group.


Name and Address of                        Amount and Nature of               Percentage of Outstanding
 Beneficial Owner                         Beneficial Ownership(1)                      Shares Owned
-------------------                       -----------------------             --------------------------
John L. Kaufman (2)                                445,600                                    15.2%
370 North Street
Teterboro, NJ  07608

Howard S. Breslow                                  158,400                                     5.4
767 Third Avenue
New York, NY  10017

John J. Strong                                        --                                        --
370 North Street
Teterboro, NJ  07608

All  officers  and  directors  as  a               175,331                                     6.0
group (4 persons)



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

Item 12,   Certain Relationships and Related Transactions

     Howard S. Breslow, the Secretary and a director of the Company, is a member of Breslow & Walker, LLP counsel to the Company. An affiliate of Breslow & Walker, LLP has ownership of 158,400 shares of Common Stock. During the year ended March 31, 1999, Breslow & Walker billed the Company $3,309 for legal services provided. At March 31, 1999, the Company owed Breslow & Walker approximately $286,000 for legal services.

     John L. Kaufman and Leonard J. Fassler, directors of the Company until their resignation in March, 1996, provided the Company with loans of $70,000 and $50,000, respectively, during the months of August and September 1993, payable on demand with interest at a rate of 9% per annum.

     On June 24, 1994, the Company entered into an agreement with two private investors who had loaned the Company $ 200,000 ($20,000 of which was later assigned to Gen. Sweeney, a former director) and Mssrs. Sweeney, Kaufman, Fassler and the legal firm of Breslow & Walker, LLP. Pursuant to the agreement, the due date for the investors' ($180,000) and directors' loans ($140,000) and fees payable to Breslow and Walker ($250,000) were extended until the first to occur of (i) June 30, 1996; (ii) a public financing by the Company, or (iii) a private financing of the Company of not less than $2,500,000. In addition, the exercise period of Gen. Sweeney's options to purchase 40,000 shares of Common Stock, as well as the private investors options to purchase 360,000 shares of Common Stock, were extended three years and the exercise price was reduced to $1.50. Included in this agreement was the grant of five year warrants to Mr. Fassler and Breslow & Walker, LLP to purchase such number of shares of Common Stock of the Company as is equal to the aggregate dollar amount of loans made ($150,000, which includes the loan described in the next sentence) by Mr. Fassler and unpaid legal feel ($250,000) at an exercise price of $1.00 per share. The agreement also included a provision whereby Mssrs. Kaufman and Fassler also agreed to lend the Company $100,000 each, payable on demand with interest at a rate of 9% per annum. Such funds were received during the Company's second fiscal 1995 quarter.

Item 13.    Exhibits and Reports on Form 8-K

(a)  (1)    Financial Statements

     The following financial statements are filed as part of this Form 10-KSB:

     Independent Auditors' Report.
     Balance Sheet as of March 31, 1999.
     Statements of Operations for the years ended March 31, 1999 and 1998. Statements of Cash Flows for the years ended March 31, 1999 and 1998. Statements of Changes in Shareholders' (Deficit) for the years ended
         March 31, 1999 and 1998.
     Notes to Financial Statements.

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the final Quarter of the fiscal year ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       VIKONICS, INC.

Date:   December 1, 1999                      By: /s/ John J. Strong
                                                 -------------------------
                                              John J. Strong, Chairman and
                                              President (Principal Executive
                                              Officer, Principal Financial and
                                              Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:   December 1, 1999                          /s/ John J. Strong
                                                  ------------------------
                                                  John J. Strong, Director


Date:   December 1, 1999                          /s/ Howard S. Breslow
                                                  ---------------------------
                                                  Howard S. Breslow, Director

To the Board of Directors
Vikonics, Inc.

                                                    Independent Auditors' Report

     We have audited the accompanying balance sheet of Vikonics, Inc. as at March 31, 1999 and the related statements of operations, cash flows and changes in shareholders' (deficit) for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Vikonics, Inc. as at March 31, 1999 and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.

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


                                            CITRIN COOPERMAN & COMPANY, LLP

October 11, 1999
New York, New York

                                       F1

                                 VIKONICS, INC.
                                  BALANCE SHEET
                                     ASSETS




                                                                 MARCH 31, 1999
                                                                 --------------
CURRENT ASSETS:

Cash (Note 1(b))                                                    $ 30,219
Accounts receivable  (less allowance for doubtful
   accounts of $10,000)                                              211,931
Inventories (Notes 1(c) and 2)                                       114,417
Prepaid expenses and other current assets                             16,468
                                                                    --------
         TOTAL CURRENT ASSETS                                        373,035
                                                                    --------



EQUIPMENT AND FIXTURES (NOTE 1(D)):

Machinery and equipment                                              376,996
Furniture and fixtures                                                67,437
                                                                    --------
                                                                     444,433
                                                                    --------
Less, accumulated depreciation                                      (441,991)
                                                                    --------

         EQUIPMENT AND FIXTURES - NET                                  2,442
                                                                    --------

OTHER ASSETS                                                           1,200
                                                                    --------

                                                                    $376,677
                                                                    ========

                       See notes to financial statements.

                                       F2

                                 VIKONICS, INC.
                                 BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)





                                                                 MARCH 31, 1999
                                                                 --------------
CURRENT LIABILITIES:

Notes and loans payable (Note 3)                                  $  717,728
Accounts payable                                                     253,859
Accrued expenses and other current liabilities (Note 4)            1,328,517
Deferred service income (Note 1(h))                                   52,226
                                                                  ----------

         TOTAL CURRENT LIABILITIES                                 2,352,330
                                                                  ----------

COMMITMENTS AND CONTINGENCIES
    (NOTES 5 AND 12)

SHAREHOLDERS' (DEFICIT) (NOTES 3, 7  AND 11):

Preferred stock - $1 par value:
Authorized - 2,000,000 shares
Issued and outstanding - none

Common stock - $.02 par value:
Authorized - 10,000,000 shares
         Issued and outstanding - 2,933,431                           58,669
Paid-in capital                                                    5,641,094
Accumulated deficit                                               (7,675,416)
                                                                  ----------

         TOTAL SHAREHOLDERS' (DEFICIT)                            (1,975,653)

                                                                  $  376,677
                                                                  ==========

                       See notes to financial statements.

                                       F3

                                 VIKONICS, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


                                                  1999              1998
                                                  ----              ----

SALES - NET (NOTES 1(H) AND 10)               $ 1,570,238       $ 1,561,157


COST OF GOODS SOLD                              1,000,181           917,124
                                              -----------       -----------


GROSS PROFIT                                      570,057           644,033
                                              -----------       -----------


COST AND EXPENSES:

Engineering, research and
     development (Notes 1(f) and 8)               228,915           231,077
Marketing and sales                               136,490           170,727
General and administrative                        431,207           423,530
Depreciation and amortization                         611               853
Interest expense - net                             55,273            60,268
                                              -----------       -----------


TOTAL COSTS AND EXPENSES                          852,496           886,455
                                              -----------       -----------


NET (LOSS)                                    $  (282,439)      $  (242,422)
                                              ===========       ===========




NET (LOSS) PER SHARE (NOTE 9) -
         BASIC AND DILUTED                    $      (.10)      $      (.08)
                                              ===========       ===========

                       See notes to financial statements.

                                       F4

                                 VIKONICS, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                                   1999           1998
                                                                   ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                      $(282,439)      $(242,422)


Adjustments to reconcile net (loss) to net cash (used for) provided by operating activities:


         Depreciation and amortization                                611
         Provision for allowance for doubtful accounts            (20,000)            853
                                                                                   10,000


Changes in assets and liabilities:
Decrease (increase) in:
         Accounts receivable                                       71,548          27,128
         Inventories                                              (20,677)         35,870
         Prepaid expenses and other current assets                 60,083          19,470
         Other assets                                                --                20


         Increase (decrease) in:
         Accounts payable                                          48,012         (47,969)
         Accrued expenses and other current liabilities           241,577         184,664
         Deferred service income                                   (3,485)          6,507
                                                                ---------       ---------

Net cash provided by (used for) operating activities               95,230          (5,879)
                                                                ---------       ---------




CASH FLOWS FROM INVESTING ACTIVITIES:


         (Purchase) of equipment and fixtures-net                  (3,053)              --
                                                                ---------       ---------

SUBTOTALS (CARRIED FORWARD)                                       $92,177       $   (5,879)
                                                                ---------       ----------


                       See notes to financial statements.

                                       F5

                                 VIKONICS, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998




                                                         1999           1998
                                                         ----           ----

SUBTOTALS (BROUGHT FORWARD)                          $  92,177       $  (5,879)
                                                     ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:


     Additions to notes and loans payable                               70,599
     Repayment of notes and loans payable              (72,286)       (106,541)
                                                     ---------       ---------


CASH (USED FOR) FINANCING ACTIVITIES                   (72,286)        (35,942)
                                                     ---------       ---------


INCREASE (DECREASE) IN CASH                             19,891         (41,821)


CASH BEGINNING OF YEAR                                  10,328          52,149
                                                     ---------       ---------


CASH END OF YEAR                                     $  30,219       $  10,328
                                                     =========       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


   Cash paid during the year for:
            Interest                                 $  13,177       $   4,205
                                                     =========       =========

                       See notes to financial statements.

                                       F6

                                 VIKONICS, INC.
                STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                          COMMON STOCK
                                     -----------------------
                                                                      PAID-IN        ACCUMULATED
                                     SHARES           AMOUNT          CAPITAL           DEFICIT           TOTAL
                                    ---------      -----------      -----------      -----------       -----------
Balance at
March 31, 1997                      2,933,431      $    58,669      $ 5,641,094      $(7,150,555)      $(1,450,792)

Net (loss)                               --               --               --           (242,422)         (242,422)
                                  -----------      -----------      -----------      -----------       -----------

Balance at
March 31, 1998                      2,933,431           58,669        5,641,094       (7,392,977)       (1,693,214)

Net (loss)                               --               --               --           (282,439)         (282,439)
                                  -----------      -----------      -----------      -----------       -----------

Balance at
March 31, 1999                      2,933,431      $    58,669      $ 5,641,094      $(7,675,416)      $(1,975,653)
                                  ===========      ===========      ===========      ===========       ===========

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

         The estimated useful lives used to compute depreciation and amortization are as follows:

                Description                              Years
         -----------------------         ---------------------------------------
         Machinery and equipment                            5
         Furniture and fixtures                            5-8
         Autos                                             3-4
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

(h)      Recognition of Income
         Sales and earnings on long-term installation and systems projects are stated on the percentage-of-completion method, based upon costs incurred in relation to total estimated costs. Revenue received for service and maintenance contracts is deferred and recognized over the terms of the agreements and amounted to $291,000 and $245,000 for the fiscal years ended March 31, 1999 and 1998, respectively.

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

(j)      Financial Instruments
         The Company considers the fair market value of all financial instruments to be not materially different from their carrying value at year end.


NOTE 2 - INVENTORIES

         Inventories at March 31, 1999 consisted of the following:

         Raw materials                                                $ 42,360
         Work-in-process                                                 5,633
         Finished goods                                                 66,424
                                                                      --------
                                                                      $114,417
                                                                      ========


NOTE 3 - NOTES AND LOANS PAYABLE

         Notes and loans payable at March 31, 1999, consisted of:

         Amounts due private investors, ex-directors and
         legal counsel.                                               $717,728
                                                                      ========

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

          On June 24, 1994, the Company entered into an agreement with the above private investors, the directors and the Company's retained legal counsel. Pursuant to the agreement, the due date for the investors and directors loans and fees payable $(250,000) to legal counsel were extended until the first to occur of (i) June 30, 1996, (ii) a public financing by the Company, or (iii) a private financing of the Company of not less than $2,500,000. As the June 30, 1996 date has been reached, such amounts are now due. While the Company does not have the ability to pay the amounts due to private investors, directors and legal counsel, it has attempted to renegotiate the terms of payment of these obligations.

          On September 17, 1998 the private investors filed a lawsuit in the Superior Court of New Jersey for the total principal amount of $200,000 together with accrued interest of $103,000. On June 15, 1999 a Judgment by Default against the Company was entered in the Superior Court of New Jersey, Bergen County.

          The Company will seek a satisfactory resolution of this judgment. There can be no assurance, however, that the Company will be able to resolve the judgment. The failure to do so will cause the Company to cease as a going concern.

          Additionally, at March 31, 1999, the Company had a remaining balance of $147,728 which was lent to the Company by two directors during the Company's 1995 fiscal year. Both loans are payable on demand with interest at 9% per annum.

          Interest expenses of $55,273 and $60,268 were charged to operations for the years ended March 31, 1999 and 1998, respectively.

                                       F10

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities at March 31, 1999 consisted of the following:


         Accrued warranty expense                           $   38,000
         Accrued salaries, wages and taxes                     517,005
         Accrued professional fees                              30,000
         Accrued officers' salaries                            171,228
         Accrued interest                                      546,678
         Other                                                  25,606
                                                            ----------
                                                            $1,328,517
                                                            ==========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Company occupies approximately 8,000 square feet of a 27,000 square foot facility on a month to month use and occupancy basis at a monthly rental payment of $7,885.

         Rental expense for the years ended March 31, 1999 and 1998 was approximately $94,620 and $92,448, respectively.

NOTE 6 - INCOME TAXES

(a) At March 31, 1999, the Company had net operating loss carryforwards available amounting to approximately $7.2 million which will expire between 2001 and 2013. There is a remote possibility that net operating loss carryforwards of approximately $500,000 may not be available. There are no significant differences in the recognition of income and expenses for tax and financial reporting purposes.

(b) At March 31, 1999, approximately $2,300,000 of available tax benefits of the loss carryforwards are offset by a corresponding amount of valuation allowance.

                                       F11

NOTE 7 - STOCK OPTION PLAN

         At March 31, 1999, the Company had options outstanding or available for grant under the 1992 Stock Option Plan. The 1992 Plan, approved by shareholders on October 2, 1992, authorized that up to 500,000 shares of common stock could be issued to key employees, officers and directors at a purchase price of not less than the fair market value of the shares on the date of grant. The 1984 Plan, for which Options may no longer be granted, authorized options on up to 660,000 shares of common stock. The Company has elected to treat those options that meet specific requirements within the meaning of Section 422 of the Internal Revenue Code as incentive stock options.

         A summary of changes in the stock option plans is as follows:

                                                        1999            1998
                                                        ----            ----

          Shares under option - beginning of year      75,000          90,000

          Options granted                                  --              --

          Options expired                                  --         (15,000)
                                                       ------         -------

          Shares under option - end of year            75,000          75,000
                                                       ======         =======

          Shares exercisable - end of year
          (at prices of $1.00 in 1998 and 1999)        75,000          75,000
                                                       ======         =======


         Options generally expire after a five-year period. At March 31, 1999, an aggregate of 425,000 shares remained available for grant under the 1992 Stock Option plan.

NOTE 8 - RESEARCH AND DEVELOPMENT EXPENSES

         During the fiscal years ended March 31, 1999 and 1998 the Company spent approximately $68,000 and $76,000, respectively, on research and development.

NOTE 9 - (LOSS) PER SHARE

         Basic and diluted per share data is based on the weighted average number of common shares outstanding. Common stock equivalents would be anti-dilutive and, therefore, were not included in the diluted per share computations.

         The number of shares used in the computation of basic and diluted
         (loss) per share was as follows:


                 1999                             1998
                 ----                             ----
              2,933,431                         2,933,431

                                       F12

NOTE 10 - MAJOR CUSTOMERS

         Sales to major individual customers were as follows:

                                                                    1999                          1998
                                                          ---------------------           ---------------------

         U.S. Government Agencies                         $637,000       (40.6%)          $468,000      (30.0%)

         Kingdom of Kuwait                                    --            --             153,000       (9.8%)

         City of New York                                  167,000       (10.6%)            10,000       (< 1%)

         Engineering & Professional
         Services, Inc.                                    381,000       (24.3%)           509,000      (32.6%)



NOTE 11 - RELATED TRANSACTIONS

         The Secretary, who is also a director of the Company, is a member of the firm retained by the Company as legal counsel. An affiliate of the firm owns 158,400 shares of common stock. Legal fees to this firm were $3,309 and $8,364, in 1999 and 1998, respectively. The Company owed this firm approximately $286,000 at March 31, 1999 and such amounts are included in the accompanying balance sheet at March 31, 1999. In June, 1994, the firm agreed to extend the due date for payment of these fees (see Note 3) in consideration of the grant of 250,000 five year warrants to purchase the Company's common stock at an exercise price of $1.00 per share.

NOTE 12 - GOING CONCERN

         As shown in the accompanying financial statements, the Company has incurred significant losses over the past two (2) fiscal years. As of March 31, 1999, working capital limitations were severely impacting the Company's day-to-day operations, impairing the Company's ability to obtain trade credit for purchases and meet the cash requirements for basic operating expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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