Form 10QSB
period 1999-06-30
VIKONICS INC /NY/
filed 2000-04-25
CIK 814932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For Quarterly Period Ended:      June 30, 1999
                                              -------------------

 [ ] TRANSITION REPORT UNDER SECTION TO 13 OR 15 (d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                         Commission File Number O-16034

                                 VIKONICS, INC.
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            New York                                  13-2759466
----------------------------------         ---------------------------------
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

                                      NONE
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.       Yes  X     No
                        ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Number of shares outstanding at April 17, 2000: 2,933,431 shares of common stock, par value $.02 per share.

Transitional Small Business Disclosure Format (Check one): Yes         No  X
                                                               ---        ---

                                 VIKONICS, INC.

                                      INDEX

PART I          Financial Statements

                                                                        Page No.
                                                                        --------

                Item 1 - Financial Statements (Unaudited)
                         Balance Sheets:
                            June 30 and March 31, 1999                     3-4

                         Statements of Operations
                           For Three Months Ended June 30, 1999 and 1998    5

                         Statements of Cash Flows
                           For Three Months Ended June 30, 1999 and 1998    6

                         Notes to Financial Statements                     7-8

                Item 2 - Management's Discussion and Analysis or Plan of
                           Operation                                       9-10

PART II:        Other Information                                           11

Signatures                                                                  12

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                   (UNAUDITED)

                                                                              June 30, 1999           March 31, 1999
                                                                              -------------           --------------
CURRENT ASSETS:

      Cash                                                                     $   40,455               $   30,219
      Accounts receivable (less allowance for doubtful
         accounts of $10,000)                                                     305,374                  211,931
      Inventories (Note 2)                                                        105,326                  114,417
      Prepaid expenses and other current assets                                    22,941                   16,468
                                                                               ----------               ----------

         TOTAL CURRENT ASSETS                                                     474,096                  373,035
                                                                               ----------               ----------


EQUIPMENT AND FIXTURES - AT COST:

      Machinery and equipment                                                     379,551                  376,996
      Furniture and fixtures                                                       67,437                   67,437
                                                                               ----------               ----------
                                                                                  446,988                  444,433
      Less, accumulated depreciation and amortization                            (442,144)                (441,991)
                                                                               ----------               ----------

         EQUIPMENT AND FIXTURES - NET                                               4,844                    2,442
                                                                               ----------               ----------

OTHER ASSETS                                                                        1,200                    1,200
                                                                               ----------               ----------

                                                                               $  480,140               $  376,677
                                                                               ==========               ==========







                       See notes to financial statements.

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

                                   (UNAUDITED)

                                                                    June 30, 1999       March 31, 1999
                                                                    -------------       --------------

CURRENT LIABILITIES:

      Notes and loans payable (Note 3)                               $   717,728         $   717,728
      Accounts payable                                                   286,905             253,859
      Accrued expenses and other current liabilities (Note 4)          1,367,611           1,328,517
      Deferred service income                                             43,463              52,226
                                                                     -----------         -----------

      TOTAL CURRENT LIABILITIES                                        2,415,707           2,352,330
                                                                     -----------         -----------

SHAREHOLDERS' (DEFICIT):

      Preferred stock - $1 par value:
      Authorized - 2,000,000 shares
      Issued and outstanding - none

      Common stock - $.02 par value:
      Authorized - 10,000,000 shares
      Issued and outstanding - 2,933,431                                  58,669              58,669
      Paid-in capital                                                  5,641,094           5,641,094
      Accumulated (deficit)                                           (7,635,330)         (7,675,416)
                                                                     -----------         -----------


TOTAL SHAREHOLDERS' (DEFICIT)                                         (1,935,567)         (1,975,653)
                                                                     -----------         -----------

                                                                     $   480,140         $   376,677
                                                                     ===========         ===========





                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)

                                                         1999                     1998
                                                         ----                     ----
SALES - NET                                            $ 476,985            $ 299,487

COST OF GOODS SOLD                                       249,013              195,619
                                                       ---------            ---------

GROSS PROFIT                                             227,972              103,868
                                                       ---------            ---------

COSTS AND EXPENSES:

      Engineering, research and development               59,530               61,604
      Marketing and sales                                 34,385               34,166
      General and administrative                          83,294               93,325
      Depreciation and amortization                          153                  --
      Interest expense                                    10,524               11,994
                                                       ---------            ---------
      TOTAL COSTS AND EXPENSES                           187,886              201,089
                                                       ---------            ---------

NET INCOME (LOSS)                                      $  40,086            $ (97,221)
                                                       =========            =========

INCOME (LOSS) PER SHARE  (Note 6) -
Basic and Diluted                                      $     .01            $    (.03)
                                                       =========            =========





                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)

                                                                1999                     1998
                                                                ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                             $  40,086             $ (97,221)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
      Depreciation and amortization                                 153                  --

Changes in assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                       (93,443)              107,896
      Inventories                                                 9,091               (17,329)
      Prepaid expenses and other current assets                  (6,473)               12,727


    Increase (decrease) in:
      Accounts payable                                           33,046                (3,852)
      Accrued expenses and other liabilities                     39,094                50,671
      Deferred service income                                    (8,763)               (2,373)
                                                              ---------             ---------

Net cash provided by operating activities                        12,791                50,519
                                                              ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of equipment and fixtures - net                     (2,555)                 --
                                                              ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of short term notes                                  --                    5,587
    Repayment of debt                                             --                   (9,322)
                                                              ---------             ---------
        Net cash used for financing activities                    --                   (3,735)

INCREASE IN CASH                                                 10,236                46,784

CASH  - MARCH 31                                                 30,219                10,328
                                                              ---------             ---------

CASH  - JUNE 30                                               $  40,455             $  57,112
                                                              =========             =========







                       See notes to financial statements.

                                 VIKONICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1. - Financial Statements

The financial statements include the accounts of the Company and Vikonics Canada Inc., its wholly-owned subsidiary, an entity without any activity during the periods presented.

In the opinion of the Company, the accompanying unaudited financial statements contain all necessary adjustments which are all of a normal recurring nature for the fair presentation of its financial position as of June 30, 1999, the results of operations for the three months ended June 30, 1999 and 1998, and changes of cash flows for the three months ended June 30, 1999 and 1998.

The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2. - Inventories

Inventories consisted of the following:                             June 30, 1999       March 31, 1999
                                                                    -------------       --------------
Raw materials                                                         $ 35,489            $ 42,360
Work-in-process                                                          4,468               5,633
Finished goods                                                          65,369              66,424
                                                                      --------            --------
TOTAL                                                                 $105,326            $114,417
                                                                      ========            ========




Note 3. - Notes and Loans Payable

Notes and loans payable consists of:

                                                                    June 30, 1999        March 31, 1999
                                                                    -------------        --------------
Amounts due to private investors, directors, and legal
counsel.                                                              $717,728            $717,728
                                                                      --------            --------





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

Additionally, two of the former directors provided the Company with loans aggregating $120,000 during the months of August and September 1993 payable on demand with an interest rate of 9% per annum.

On June 24, 1994, the Company entered into an agreement with the above private investors, former directors, and the Company's retained legal counsel. Pursuant to the agreement the due date for the investors and former directors loans and fees payable $(250,000) to legal counsel were extended until the first to occur of (i) June 30, 1996, (ii) a public financing by the Company, or (iii) a private financing of the Company of not less than $2,500,000. As June 30, 1996 date has been reached, such amounts are now due. While the Company does not have the ability to pay the amounts due to private investors, former directors and legal counsel, it has attempted to renegotiate the terms of payment of these obligations.

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

Additionally, at June 30, 1999, the Company had a remaining balance of $147,728, which was lent to the Company by two then directors during the Company's second fiscal quarter of 1995. Both loans are payable on demand with interest at 9% per annum.

Note 4. - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

                                           June 30, 1999        March 31, 1999
                                           -------------        --------------
Accrued warranty expense                 $         38,000      $        38,000
Accrued salaries, wages, and taxes                537,089              517,005
Accrued professional fees                          17,500               30,000
Accrued officers' salaries                        171,228              171,228
Accrued interest                                  560,306              546,678
Other                                              43,488               25,606
                                         ----------------      ---------------
                                         $      1,367,611       $    1,328,517
                                         ===============       ===============

Note 5. - Income Taxes

At June 30, 1998 the Company had net operating loss carryforwards available amounting to approximately $7.2 million, which will expire between 2001 and 2013. There is a remote possibility that net operating loss carryforwards of approximately $500,000 may not be available. There are no significant differences in the recognition of income and expenses for tax and financial reporting purposes. Federal income taxes normally provided for the three months ended June 30, 1999 have been offset by the effects of the reduction of the valuation allowance.

Note 6. -  Income (Loss) Per Share

Basic and diluted per share data is based on the weighted average number of common shares outstanding. Common stock equivalents would be anti-dilutive and, therefore, were not included in the diluted per share computations.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

Results of Operations

The Company's net sales for the three months ended June 30, 1999 were $ 477,000 an increase of $178,000 or 59.5% from the $299,000 of net sales reported for the same period a year ago. The increase is due to sales of approximately $185,000 during the current fiscal quarter to the U.S. General Services Administration for a security system upgrade at a domestic United States Air Force Base.

Gross profits as a percentage of net sales for the three months ended June 30, 1999 was 47.8% compared to 34.7% during the same period a year ago. The increase is primarily due to the greater absorption of overhead expenses in the current year period due to the higher sales level.

Engineering, research and development expenses were $60,000 and marketing and sales expenses were $34,000, which are essentially the same as the year ago corresponding quarter expense levels.

General and administrative expenses of $83,000 in the current quarter are 10.8% less than the $93,000 incurred during the same period last year. This reduction is due to lower insurance, administrative payroll costs and payroll tax penalty and interest charges.

Net income for the three months ended June 30, 1999 was $ 40,000 compared to a net loss of $97,000 a year ago due to the factors regarding revenue and expenses described above.

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

The working capital deficit on June 30, 1999 was ($1,942,000) compared to ($1,979,000) on March 31, 1999. The decrease in the working capital deficit is primarily due to the income earned for the three months ended June 30, 1999. At June 30, 1999 the Company had $40,000 in cash, compared to $ 30,000 at March 31, 1999.

Accounts receivable increased by $ 93,000 in the three months ended June 30, 1999 due to the higher sales level in the first fiscal 2000 quarter.

Notes and loans payable of $718,000 at June 30, 1999 consists of amounts due to private investors, former directors, and legal counsel.

Pursuant to the agreement the due date for the investors and former directors loans and fees payable $(250,000) to legal counsel were extended until the first to occur of (i) June 30, 1996, (ii) a public financing by the Company, or (iii) a private financing of the Company of not less than $2,500,000. As June 30, 1996 date has been reached, such amounts are now due. While the Company does not have the ability to pay the amounts due to private investors, former directors and legal counsel, it has attempted to renegotiate the terms of payment of these obligations.

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

 Accounts payable of $ 287,000 at June 30, 1999 are comparable to the $254,000 at March 31,1999. Accrued expenses and other current liabilities at June 30, 1999 of $ 1,368,000 are 2.9% greater than the $1,329,000 at March 31, 1999. The increase is due to an increase in accrued payroll tax penalties and interest for the three months ended June 30, 1999.

In total, the net cash provided by operating activities was $ 13,000 for the three months ended June 30, 1999, as compared to $51,000 for the three months ended June 30, 1998.

The Company purchased approximately $2,600 of engineering computer equipment during the quarter ended June 30, 1999. The Company plans to expend approximately $20,000 during the 2nd fiscal 2000 quarter upgrading its operational computer system. No other significant capital expenditures are planned at this time.

                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

 None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Vikonics, Inc.
                                            (Registrant)

April 24, 2000                             /s/ John J. Strong
                                        -----------------------
                                              John J. Strong
                                                President
                                          (duly authorized officer
                                      and principal financial officer)