Form 10QSB
period 1999-09-30
VIKONICS INC /NY/
filed 2000-04-25
CIK 814932

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                  For Quarterly Period Ended: September 30, 1999
                                                             -------------------
[ ]     TRANSITION REPORT UNDER SECTION TO 13 OR 15 (d) OF THE
        EXCHANGE ACT

            For the transition period from _________ to _________

                         Commission File Number O-16034
                                                -------

                                 VIKONICS, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)


    New York                                            13-2759466
    --------                                            ----------
(State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)


                  370 North Street Teterboro, New Jersey 07608
                  --------------------------------------------
                    (Address of principal executive offices)

                                (201) - 641-8077
                           (Issuer's telephone number)

                                      NONE
                    -----------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ----  ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Number of shares outstanding at April 17, 2000: 2,933,431 shares of common stock, par value $ .02 per share.

Transitional Small Business Disclosure Format (Check one): Yes      No X
                                                              -----   ----

                                 VIKONICS, INC.

                                      INDEX

PART I     Financial Statements                                       Page No.

           Item 1 - Financial Statements (Unaudited)
                 Balance Sheets:
                    September 30 and March 31, 1999                    3-4

                 Statements of Operations
                   For Three Months Ended September 30, 1999 and 1998  5

                   For Six Months Ended September 30, 1999 and 1998    6

                 Statements of Cash Flows
                   For Six Months Ended September 30, 1999 and 1998    7

                 Notes to Financial Statements                         8-9

           Item 2 - Management's Discussion and Analysis or Plan of
                   Operation                                           10-11



PART II:   Other Information                                           12

Signatures                                                             13

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                   (UNAUDITED)

                                                September 30,1999       March 31,1999

CURRENT ASSETS:

    Cash                                               $ 134,748            $  30,219
    Accounts receivable (less allowance for
    doubtful accounts of $10,000)                        112,063              211,931
    Inventories (Note 2)                                  94,861              114,417
    Prepaid expenses and other current assets             17,205               16,468
                                                       ---------            ---------
      TOTAL CURRENT ASSETS                               358,877              373,035
                                                       ---------            ---------



EQUIPMENT AND FIXTURES - AT COST:

    Machinery and equipment                              400,085              376,996
    Furniture and fixtures                                67,437               67,437
                                                       ---------            ---------
    Less, accumulated depreciation and                   467,522              444,433
    amortization                                        (442,297)            (441,991)
                                                       ---------            ---------
      EQUIPMENT AND FIXTURES - NET                        25,225                2,442
                                                       ---------            ---------
OTHER ASSETS                                               1,200                1,200
                                                       ---------            ---------
                                                       $ 385,302            $ 376,677
                                                       =========            =========

                       See notes to financial statements.

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

                                   (UNAUDITED)

                                                September 30, 1999   March 31, 1999
                                                ------------------   --------------
CURRENT LIABILITIES:

    Notes and loans payable (Note 3)               $   717,728      $   717,728
    Accounts payable                                   278,489          253,859
    Accrued expenses and other current               1,316,460        1,328,517
    liabilities (Note 4)
    Deferred service income                             32,953           52,226
                                                   -----------      -----------

    TOTAL CURRENT LIABILITIES                        2,345,630        2,352,330
                                                   -----------      -----------

SHAREHOLDERS' (DEFICIT):

    Preferred stock - $1 par value:
    Authorized - 2,000,000 shares
    Issued and outstanding - none

    Common stock - $.02 par value:
    Authorized - 10,000,000 shares
    Issued and outstanding - 2,933,431                  58,669           58,669
    Paid-in capital                                  5,641,094        5,641,094
    Retained (deficit)                              (7,660,091)      (7,675,416)
                                                   -----------      -----------
TOTAL SHAREHOLDERS' (DEFICIT)                       (1,960,328)      (1,975,653)
                                                   -----------      -----------
                                                   $   385,302      $   376,677
                                                   ===========      ===========


                      See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)

                                                           1999           1998
                                                           ----           ----

SALES - NET                                             $ 439,712      $ 564,030

COST OF GOODS SOLD                                        277,980        327,853
                                                        ---------      ---------
GROSS PROFIT                                              161,732        236,177
                                                        ---------      ---------

COSTS AND EXPENSES:

    Engineering, research and development                  56,817         65,034
    Marketing and sales                                    37,517         34,907
    General and administrative                             78,184        104,851
    Depreciation and amortization                             153             --
    Interest expense                                       13,822         10,440
                                                        ---------      ---------
    TOTAL COSTS AND EXPENSES                              186,493        215,232
                                                        ---------      ---------

NET (LOSS) INCOME                                       $ (24,761)     $  20,945
                                                        =========      =========


(LOSS) INCOME PER SHARE  (Note 6) -
Basic and Diluted                                       $    (.01)     $     .01
                                                        =========      =========

                      See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                           1999           1998
                                                           ----           ----
SALES - NET                                             $ 916,697     $ 863,517

COST OF GOODS SOLD                                        526,993       523,472
                                                        ---------     ---------
GROSS PROFIT                                              389,704       340,045
                                                        ---------     ---------

COSTS AND EXPENSES:

    Engineering, research and development                 116,347       126,638

    Marketing and sales                                    71,902        69,073

    General and administrative                            161,478       198,176

    Depreciation and amortization                             306            --
    Interest expense                                       24,346        22,434
                                                        ---------     ---------
    TOTAL COSTS AND EXPENSES                              374,379       416,321
                                                        ---------     ---------

NET INCOME (LOSS)                                          15,325     $ (76,276)
                                                        =========     =========

INCOME (LOSS) PER SHARE  (Note 6) -
Basic and Diluted                                       $     .01     $    (.03)
                                                        =========     =========


                      See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF CASH FLOWS

                FOR SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)

                                                          1999             1998
                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                      $  15,325      $ (76,276)
Adjustments to reconcile net income (loss)
 to net cash provided by operating
activities:
    Depreciation and amortization                            306             --

Changes in assets and liabilities:
   Decrease (increase) in:
    Accounts receivable                                   99,868       (151,841)
    Inventories                                           19,556         (1,447)
    Prepaid expenses and other current assets               (737)        29,893

   Increase (decrease) in:
    Accounts payable                                      24,630        102,311
    Accrued expenses and other liabilities               (12,057)       117,035
    Deferred service income                              (19,273)       (10,148)
                                                       ---------      ---------

Net cash provided by operating activities                127,618          9,527
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment and fixtures - net              (23,089)            --
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of short term notes                            --          5,587
   Repayment of debt                                          --        (21,160)
                                                       ---------      ---------
     Net cash used for financing activities                   --        (15,573)

INCREASE (DECREASE) IN CASH

                                                         104,529         (6,046)

CASH  - MARCH 31                                          30,219         10,328
                                                       ---------      ---------

CASH  - SEPTEMBER 30                                   $ 134,748      $   4,282
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

In the opinion of the Company, the accompanying unaudited financial statements contain all necessary adjustments which are all of a normal recurring nature for the fair presentation of its financial position as of September 30, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998, and changes of cash flows for the six months ended September 30, 1999 and 1998.

The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2. - Inventories

Inventories consisted of the following:       September 30,1999   March 31, 1999
                                              -----------------   --------------


Raw materials                                     $   30,094      $   42,360
Work-in-process                                        2,366           5,633
Finished goods                                        62,401          66,424
                                                 ------------    ------------

TOTAL                                             $   94,861      $  114,417
                                                 ============    ============


Note 3. - Notes and Loans Payable; Legal Proceeding

Notes and loans payable consists of:

                                             September 30, 1999  March  31, 1999
                                             ------------------  ---------------

Amounts due to private investors, directors,
and legal counsel.                               $  717,728       $  717,728
                                                ------------     ------------


On June 30, 1993, the Company entered into an amended agreement with private investors that provided the Company with a loan in the amount of $200,000 repayable in one year together with an interest rate of 9% annum. In addition, the amended agreement granted the investors two-year options to purchase an aggregate of 400,000 shares of common stock at an exercise price of $4.75 per share. In July 1993, one of the private investors assigned $20,000 of the loan along with options to purchase 40,000 shares of common stock to one of the Company's directors, who has since resigned from the board.

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

Additionally, at September 30, 1999, the Company had a remaining balance of $147,728 that was lent to the Company by two then directors during the Company's second fiscal quarter of 1995. Both loans are payable on demand with interest at 9% per annum.

Note 4. - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

                                            September 30, 1999    March 31, 1999
                                            ------------------    --------------

Accrued warranty expense                     $    38,000         $   38,000
Accrued salaries, wages, and taxes               460,892            517,005
Accrued professional fees                         25,000             30,000
Accrued officers' salaries                       171,228            171,228
Accrued interest                                 579,830            546,678
Other                                             41,510             25,606
                                             -----------         ----------
                                             $ 1,316,460         $1,328,517
                                             ===========         ==========


Note 5. - Income Taxes

At September 30, 1999 the Company had net operating loss carryforwards available amounting to approximately $7.2 million which will expire between 2001 and 2013. There is a remote possibility that net operating loss carryforwards of approximately $500,000 may not be available. There are no significant differences in the recognition of income and expenses for tax and financial reporting purposes. Federal income taxes normally provided for the six months ended September 30, 1999 and the three months ended September 30, 1998 have been offset by the effects of the reduction of the valuation allowance.

Note 6. -  Income (Loss) Per Share

Basic and diluted per share data is based on the weighted average number of common shares outstanding. Common stock equivalents would be anti-dilutive and, therefore, were not included in the diluted per share computations.

Item 2:

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

Results of Operations

The Company's net sales for the three months ended September 30, 1999 decreased $124,000 (22%) compared to the same period a year ago. This decrease is due to sales in the fiscal 1999 2nd quarter to a commercial company for a local school system project without corresponding revenues earned from this customer during the current fiscal 2nd quarter. For the six months ended September 30, 1999 net sales increased $53,000 (6%), compared to the corresponding period last year due to sales of approximately $283,000 to the U.S. General Services Administration for a domestic United States Air Force security system upgrade during the first six months of fiscal 2000.

Gross profits as a percentage of net sales for the three months ended September 30, 1999 was 37% compared to 42% during the same period a year ago. For the six months ended September 30, 1999, the gross profit percentage was 43% compared to 39% during the same period a year ago. The decrease in gross margin for the three months ended September 30, 1999 is due to the underabsorption of manufacturing overhead costs caused by the lower sales volume. The increase in gross margin for the six months ended September 30,1999 is due primarily to the favorable effect of a high volume of Vikonics manufactured equipment and services sold versus the lower margin of resold purchased equipment and services sold during the previous fiscal 1999 six month period.

Engineering, research and development expenses for three and six months ended September 30,1999 were $57,000 and $116,000, respectively, a decrease of 13% ($8,000) and 8% ($8,000) versus the expenses incurred during the same periods a year ago. These decreases are the result of a reduction in engineering consulting expenditures during the current fiscal year.

Marketing and sales expenses for three and six months ended September 30, 1999 were $38,000 and $72,000, respectively, an increase of 8% ($3,000) and 4% ($3,000) versus the expenses incurred during the same periods a year ago, due to an increase in General Service Administration Federal Supply Contract fees.

General and administrative expenses for the three and six months ended September 30, 1999 were $ 78,000 and $161,000, respectively, a decrease of 25% ($27,000)
and 19% ($37,000) versus the expenses incurred during the same periods a year ago. The variation is due to reductions in insurance and administrative payroll costs and payroll tax penalty and interest charges.

The net (loss) for the three months ended September 30, 1999 was ($25,000) compared to net income of $21,000 a year ago. The net income for the six months ended September 30, 1999 was $15,000 compared to a net (loss) of ($76,000) a year ago, due to the factors regarding revenue and expenses described above.

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

The working capital deficit on September 30, 1999 was ($1,987,000) compared to ($1,979,000) on March 31, 1999. The increase in the working capital deficit is primarily due to the purchase of capital equipment during the six months ended September 30,1999. At September 30, 1999 the Company had $ 135,000 in cash, compared to $30,000 in cash at March 31, 1999.

Accounts receivable decreased by $100,000 during the six months ended September 30, 1999 due to the reduced sales level and accelerated cash receipt collections achieved during the current 2000 fiscal quarter.

Notes and loans payable of $718,000 at September 30, 1999 consists of amounts due to private investors, former directors, and legal counsel.

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

Accounts payable of $278,000 at September 30, 1999 are $24,000 higher than the balance of $254,000 at March 31, 1999 due to the timing of certain vendor payments. Accrued expenses and other current liabilities at September 30, 1999 of $1,316,000 are $13,000 lower than the $1,329,000 at March 31, 1999. The decrease is primarily due to payments made against accrued payroll taxes for the six months ended September 30, 1999.

In total, the net cash provided by operating activities was $128,000 for the six months ended September 30, 1999, as compared to $10,000 for the six months ended September 30, 1998.

The Company purchased approximately $3,000 of engineering computer equipment and expended $20,000 during the 2nd fiscal 2000 quarter upgrading its operational computer system. No other significant capital expenditures are planned at this time.

                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

 None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                Vikonics, Inc.
                                                (Registrant)

April 24, 2000                                        /s/ John J. Strong
                                                ----------------------------
                                                      John J. Strong
                                                        President
                                                (duly authorized officer
                                                and principal financial officer)