Form 10QSB
period 1999-12-31
VIKONICS INC /NY/
filed 2000-04-25
CIK 814932

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended: December 31, 1999
                                              -----------------

/ /      TRANSITION REPORT UNDER SECTION TO 13 OR 15 (d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                         Commission File Number 0-16034
                                                -------

                                VIKONICS, INC.
            ---------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            New York                                       13-2759466
---------------------------------           ------------------------------------
(State  or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                  370 North Street Teterboro, New Jersey 07608
                  --------------------------------------------
                    (Address of principal executive offices)

                                (201) - 641-8077
                           ---------------------------
                           (Issuer's telephone number)

                                      NONE
                    ----------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No ___
   ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Number of shares outstanding at April 17, 2000: 2,933,431 shares of common stock, par value $ .02 per share.


Transitional Small Business Disclosure Format (Check one):   Yes ____   No   X
                                                                           -----

                                 VIKONICS, INC.

                                      INDEX


PART I      Financial Statements
                                                                        Page No.
                                                                        --------

            Item 1 - Financial Statements (Unaudited)
                     Balance Sheets:
                        December 31 and March 31, 1999                     3-4

                     Statements of Operations
                       For Three Months Ended December 31, 1999 and 1998     5
                       For Nine Months Ended December 31, 1999 and 1998      6

                     Statements of Cash Flows
                       For Nine Months Ended December 31, 1999 and 1998      7

                     Notes to Financial Statements                         8-9

            Item 2 - Management's Discussion and Analysis or Plan of
                       Operation                                         10-11

PART II:    Other Information                                               12


Signatures                                                                  13

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                   (UNAUDITED)



                                                         December 31, 1999   March 31,1999
                                                         -----------------   -------------
CURRENT ASSETS:

      Cash                                                  $  43,447          $  30,219
      Accounts receivable (less allowance for doubtful
         accounts of $10,000)                                 174,696            211,931
      Inventories (Note 2)                                     84,694            114,417
      Prepaid expenses and other current assets                14,224             16,468
                                                            ---------          ---------

         TOTAL CURRENT ASSETS                                 317,061            373,035
                                                            ---------          ---------









EQUIPMENT AND FIXTURES - AT COST:

      Machinery and equipment                                 400,085            376,996
      Furniture and fixtures                                   67,437             67,437
                                                            ---------         ---------
                                                              467,522            444,433
      Less, accumulated depreciation and amortization        (442,450)          (441,991)
                                                            --------          ---------


         EQUIPMENT AND FIXTURES - NET                          25,072              2,442
                                                            ---------          ---------
OTHER ASSETS
                                                                1,200              1,200
                                                            ---------          ---------

                                                            $ 343,333          $ 376,677
                                                            =========          =========


                       See notes to financial statements.

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

                                   (UNAUDITED)


                                                               December 31, 1999     March 31, 1999
                                                               -----------------     --------------

CURRENT LIABILITIES:

      Notes and loans payable (Note 3)                            $   717,728          $   717,728
      Accounts payable                                                233,505              253,859
      Accrued expenses and other current liabilities (Note 4)       1,362,788            1,328,517
      Deferred service income                                          65,353               52,226
                                                                  -----------          -----------

      TOTAL CURRENT LIABILITIES                                     2,379,374            2,352,330
                                                                  -----------          -----------

SHAREHOLDERS' (DEFICIT):

      Preferred stock - $1 par value:
      Authorized - 2,000,000 shares
      Issued and outstanding - none

      Common stock - $.02 par value:
      Authorized - 10,000,000 shares
      Issued and outstanding - 2,933,431                               58,669               58,669
      Paid-in capital                                               5,641,094            5,641,094
      Retained (deficit)                                           (7,735,804)          (7,675,416)
                                                                  -----------          -----------


TOTAL SHAREHOLDERS' (DEFICIT)                                      (2,036,041)          (1,975,653)
                                                                  -----------          -----------

                                                                  $   343,333          $   376,677
                                                                  ===========          ===========


                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (UNAUDITED)



                                                 1999         1998
                                                 ----         ----

SALES - NET                                   $ 310,943    $ 395,544

COST OF GOODS SOLD                              188,718      257,096
                                              ---------    ---------

GROSS PROFIT                                    122,225      138,448
                                              ---------    ---------

COSTS AND EXPENSES:

      Engineering, research and development      58,334       51,630
      Marketing and sales                        33,299       33,753
      General and administrative                 95,628      130,228
      Depreciation and amortization                 153          ---
      Interest expense                           10,524       19,159
                                              ---------    ---------
      TOTAL COSTS AND EXPENSES                  197,938      234,770
                                              ---------    ---------

NET (LOSS)                                    $ (75,713)   $ (96,322)
                                              =========    =========

(LOSS) PER SHARE  (Note 6) -
Basic and Diluted                             $    (.03)   $    (.03)
                                              =========    =========



                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)






                                                  1999           1998
                                                  ----           ----

SALES - NET                                   $ 1,227,640    $ 1,259,061

COST OF GOODS SOLD                                715,711        780,568
                                              -----------    -----------

GROSS PROFIT                                      511,929        478,493
                                              -----------    -----------

COSTS AND EXPENSES:

      Engineering, research and development       174,681        178,268
      Marketing and sales                         105,201        102,826
      General and administrative                  257,106        328,404
      Depreciation and amortization                   459            ---
      Interest expense                             34,870         41,593
                                              -----------    -----------
      TOTAL COSTS AND EXPENSES                    572,317        651,091
                                              -----------    -----------

NET (LOSS)                                    $   (60,388)   $  (172,598)
                                              ===========    ===========

(LOSS) PER SHARE  (Note 6) -
Basic and Diluted                             $      (.02)   $      (.06)
                                              ===========    ===========



                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF CASH FLOWS

                FOR NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (UNAUDITED)




                                                         1999        1998
                                                         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                           $ (60,388)   $(172,598)
Adjustments to reconcile net (loss) to net
cash provided by operating activities:
      Depreciation and amortization                        459          ---

Changes in assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                               37,235      100,847
      Inventories                                       29,723          960
      Prepaid expenses and other current assets          2,244       46,376

    Increase (decrease) in:
      Accounts payable                                 (20,354)     (17,443)
      Accrued expenses and other liabilities            34,271       98,561
      Deferred service income                           13,127      (24,559)
                                                     ---------    ---------

Net cash provided by  operating activities              36,317       32,144
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of equipment and fixtures - net           (23,089)         ---
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of short term notes                           ---        5,587
    Repayment of debt                                      ---      (27,286)
                                                     ---------    ---------
            Net cash used for financing activities         ---      (21,699)

INCREASE IN CASH                                        13,228       10,445

CASH  - MARCH 31                                        30,219       10,328
                                                     ---------    ---------

CASH  - DECEMBER 31                                  $  43,447    $  20,773
                                                     =========    =========


                       See notes to financial statements.

                                 VIKONICS, INC.

                          NOTES TO FINANCIAL STATEMENTS




Note 1. - Financial Statements

The financial statements include the accounts of the Company and Vikonics Canada Inc., its wholly-owned subsidiary, an entity without any activity during the periods presented.

In the opinion of the Company, the accompanying unaudited financial statements contain all necessary adjustments which are all of a normal recurring nature for the fair presentation of its financial position as of December 31, 1999, the results of operations for the three and nine months ended December 31, 1999 and 1998, and changes of cash flows for the nine months ended December 31, 1999 and 1998.

The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.



Note 2. - Inventories

Inventories consisted of the following:                                 December 31, 1999       March 31, 1999
                                                                        -----------------       --------------

Raw materials                                                                $   25,883               $   42,360
Work-in-process                                                                   2,038
                                                                                                           5,633
Finished goods                                                                   56,773                   66,424
                                                                       -----------------       ------------------

TOTAL                                                                        $   84,694               $  114,417
                                                                       =================       ==================


Note 3. - Notes and Loans Payable; Legal Proceeding

Notes and loans payable consists of:

                                                                       December 31, 1999       March 31, 1999
                                                                       -----------------       --------------

Amounts due to private investors, directors, and legal
counsel.                                                                     $  717,728              $  717,728
                                                                      ------------------       -----------------




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

Additionally, at December 31, 1999, the Company had a remaining balance of $147,728 that was lent to the Company by two then directors during the Company's second fiscal quarter of 1995. Both loans are payable on demand with interest at 9% per annum.


Note 4. - Accrued Expenses and Other Current Liabilities Accrued expenses and other current liabilities consisted of the following:

                                                              December 31, 1999            March 31, 1999
                                                              -----------------            --------------
Accrued warranty expense                                      $         38,000             $        38,000
Accrued salaries, wages, and taxes                                     460,697                     517,005
Accrued professional fees                                               32,500                      30,000
Accrued officers' salaries                                             171,228                     171,228
Accrued interest                                                       599,354                     546,678
Other                                                                   61,009                      25,606
                                                              ----------------             ---------------
                                                              $      1,362,788             $     1,328,517
                                                              ================             ===============


Note 5. - Income Taxes

At December 31, 1999 the Company had net operating loss carryforwards available amounting to approximately $7.2 million which will expire between 2001 and 2013. There is a remote possibility that net operating loss carryforwards of approximately $500,000 may not be available. There are no significant differences in the recognition of income and expenses for tax and financial reporting purposes.

Note 6. - (Loss) Per Share

Basic and diluted per share data is based on the weighted average number of common shares outstanding. Common stock equivalents would be anti-dilutive and, therefore, were not included in the diluted per share computations.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION



Results of Operations

The Company's net sales for the three months ended December 31, 1999 decreased $85,000 (21%) compared to the same period a year ago. For the nine months ended December 31, 1999 net sales decreased $31,000 (3%), compared to the corresponding period last year. These reductions are due to sales to the City of New York and a commercial company for a local school system project during the 2nd and 3rd quarters of fiscal 1999 without corresponding revenues earned from these customers during the first nine months of the current fiscal year.

Gross profit as a percentage of net sales for the three months ended December 31, 1999 was 39% compared to 35% during the same period a year ago. For the nine months ended December 31, 1999, the gross profit percentage was 42% compared to 38% during the same period a year ago. The increase in gross margin for the three and nine months ended December 31, 1999 is due primarily to the favorable effect of a high volume of Vikonics manufactured equipment and services sold versus the lower margin of resold purchased equipment and services sold during the previous fiscal 1999 nine month period.


Engineering, research and development expenses for three months ended December 31,1999 were $ 58,000, an increase of 12% ($6,000) due to outside programming costs. Engineering, research and development expenses for the nine months ended December 31, 1999 were $ 175,000, a decrease of 2% ($3,000) due primarily to a net reduction in engineering consulting expenditures.

Marketing and sales expenses for the three and six months ended December 31, 1999 were $ 33,000 and $105,000, respectively. These amounts are essentially the same as the expense levels of the same periods in the preceding year.

General and administrative expenses for the three and nine months ended December 31, 1999 were $ 96,000 and $ 257,000, respectively, a decrease of 26% ($ 34,000)
and 22% ($ 71,000) versus the expenses incurred during the same periods a year ago. The variation is due to reductions in insurance and administrative payroll costs and payroll tax penalty and interest charges.


The net (loss) for the three months ended December 31, 1999 was ($76,000) compared to net (loss) of ($96,000) a year ago. The net (loss) for the nine months ended December 31, 1999 was ($60,000) compared to net (loss) of ($173,000) a year ago, due to the factors regarding revenue and expenses described above.

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

The working capital deficit on December 31, 1999 was ($2,062,000) compared to ($1,979,000) on March 31, 1999. The increase in the working capital deficit is primarily due to the loss incurred for the nine months ended December 31, 1999. At December 31, 1999 the Company had $43,000 in cash, compared to $30,000 in cash at March 31, 1999.

Accounts receivable decreased by $37,000 during the nine months ended December 31, 1999 due the lower sales level.

Notes and loans payable of $718,000 at December 31, 1999 consists of amounts due to private investors, former directors, and legal counsel.

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

Accounts payable of $234,000 at December 31, 1999 are $ 20,000 less than the balance of $254,000 at March 31, 1999 due simply to the timing of certain vendor payments. Accrued expenses and other current liabilities at December 31, 1999 of $1,363,000 are $34,000 greater than the $1,329,000 at March 31, 1999. The increase is primarily due to an increase in accrued payroll tax non- payment penalties and interest for the nine months ended December 31, 1999.

In total, the net cash provided by operating activities was $ 36,000 for the nine months ended December 31, 1999, as compared to $32,000 for the nine months ended December 31, 1998.

The Company purchased approximately $2,600 of engineering computer equipment and expended $20,000 during the 2nd fiscal 2000 quarter upgrading its operational computer system. No other significant capital expenditures are planned at this time.

                           Part II - Other Information



Item 6 - Exhibits and Reports on Form 8-K

 None

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                                      Vikonics, Inc.
                                                      --------------
                                                       (Registrant)




April 24, 2000                                      /s/ John J. Strong
                                               --------------------------------
                                                      John J. Strong
                                                         President
                                                  (duly authorized officer
                                               and principal financial officer)