Form 10KSB
period 2000-03-31
VIKONICS INC /NY/
filed 2000-07-13
CIK 814932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X}  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

      For the fiscal year ended                 MARCH 31, 2000
                                 ----------------------------------------------

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from ________ to ________

                    Commission file number                 0-16034
                                                -------------------------------

                                 VIKONICS, INC.
                                 --------------
                 (Name of small business issuer in its charter)

                 NEW YORK                                     13-2759466
-------------------------------------------        -----------------------------
    (State or other jurisdiction                  (I.R.S. employer
    of incorporation or organization)                    identification number)

 370 North Street, Teterboro, New Jersey                       07608
-------------------------------------------        -----------------------------
(Address of principal executive offices)                (Zip code)

Issuer's telephone number:                                201-641-8077
                                                  -----------------------------


Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.02 per share
--------------------------------------------------------------------------------
                                (Title of class)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    x      NO
    --------    ---------

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

    Issuer's revenues for the year ended March 31, 2000 were $1,540,000.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 27, 2000 was $496,458.

    As of June 27, 2000 the Registrant had 2,933,431 shares of Common Stock outstanding.

        Documents Incorporated by Reference
        -----------------------------------

                                    None
                                    ----

                                     PART I

Item 1. Description of Business

General


        Vikonics, Inc. (the "Company") designs, manufacturers, markets, installs and supports a line of sophisticated computer-based security systems. The Company's modular systems combine hardware components and proprietary software, which can be custom-designed in various configurations and tailored to satisfy individual customer specifications as well as evolving security requirements. The Company's advanced systems feature integrated access control, intrusion detection, alarm monitoring, closed circuit television surveillance and logging functions, providing customers with a distributed intelligent security network.

        The Company's product line includes the VISIDS(R) and TAC(R) series of microprocessor-based systems. These systems consist of central processing units, intelligent card readers that utilize a variety of card technologies for access control and microprocessor based peripherals for alarm control and management. The Company has developed and supports software, which is menu-driven and user-friendly.

        The Company markets it systems to defense contractors and government agencies, commercial customers and a dealer network. The Company's systems are designed to allow defense contractors and government agencies to meet regulations for facilities handling classified programs. For the fiscal years ended March 31, 2000, 1999 and 1998, defense contractors and government agencies (including the United States Armed Forces) accounted for approximately 87%, 63% and 80% of total revenues, respectively.

        Since the early 1970's, the security industry has undergone substantial transformation, evolving from the use of security guards and mechanical hardware devices to the use of advanced computer-based security systems. This has resulted from the increasing sophistication, reliability and cost-effectiveness of available systems technology and the acceptance by the United States government defense establishment of computer-based security systems. In addition, the United States government has placed emphasis on the need to adequately secure sensitive facilities, including military and other defense-related facilities. The Company has significant experience in designing advanced hardware and system software, which satisfy stringent government standards and, as a result, has the capability to install systems in foreign government and commercial markets requiring sophisticated security technology. The dealer market takes the Company's component pieces, along with other manufacturers' devices, and provides systems to this customer base. The Company believes that the cost of designing advanced systems, which must continually conform to government security requirements, has limited the number of companies capable or interested in competing in this field.

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

o Government Approval - the Company's systems have received certification from or conform to the requirements of various government agencies.

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

Products

        The Company's products include the following:

        VISIDS. The VISIDS intrusion detection system is a high performance distributed processing network incorporating advanced user-friently features utilizing the UNIX operating system on a Pentium based CPU platform. The VISIDS menu-driven operator interface, comprehensive alarm management functions, and extensive color graphics capabilities make the system simple to operate. A "touch " screen option is available to further simplify the operator interface. Multi-lingual capabilities permit the system to be used throughout the world. The system offers advanced features and provides a cost competitive solution in medium to large system designs. VISIDS links up to sixteen TAC/NCM processors for large scale system integration (larger systems are available). With the VISIDS operating as the central monitor and each TAC controlling its own subsystem, the VISIDS allows for security control in a distributed processing network. The capacity of a VISIDS is 1,024 access/entry points, 64,000 cardholders and

8,192 individually monitored alarm zones. The system's mapping feature provides the user with a graphical depiction of a facility's floor plan, showing the exact location of an alarm, which greatly improves security response time.

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

        Other Products. The Company manufactures and markets numerous other products, which round out the integrated security system approach. These products include, among others, power supplies, multiplexers, modems, communication devices, and both DES and custom algorithm data encryption devices for high line security. The Company also markets alarm sensors and access cards of various technologies.

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


Defense Contractors and
Government Agencies                         Commercial Customers
-------------------                         --------------------

Architect of the U.S. Capitol               American Express Publishing Co.
City of New York                            Engineering and Professional Services, Inc.
GTE Corporation                             Ernst & Young
Harris Corporation                          NYNEX Information Resources
Lockheed Martin Corporation                 Tropworld Resort & Casino Hotel
Northrop Corporation                        Warnaco Inc
Raytheon Company
The Boeing Company                          International Customers
U.S. Air Force                              -----------------------
U.S. Army                                   Kingdom of Kuwait
U.S. Department of Treasury                 Quendon Limited London
U.S. General Services Administration        Royal Saudi Air Force
U.S. Marines

        During the fiscal year ended March 31, 2000, the U.S. Capitol accounted for $465,000 or 30.2 % of sales, General Services Administration accounted for $313,000 or 20.3% of sales, and the U.S. Department of Treasury accounted for $293,000 or 19.0% of sales.

     During the fiscal year ended March 31, 1999, the U.S. Capitol accounted for $396,000 or 25.2% of sales, Engineering and Professional Services, Inc. accounted for $381,000 or 24.3% of sales, the U.S. Department of Treasury accounted for $175,000 or 11.1% of sales, and the City of New York accounted for $167,000 or 10.6%.

    At March 31, 2000, the Company had a backlog of orders of approximately $213,000 as compared to a backlog of $577,000 at March 31, 1999. The backlog of $213,000 at March 31, 2000 is expected to be shipped in its entirety during the fiscal year ending March 31, 2001.

Marketing

    At March 31, 2000, the Company employed two (2) sales and marketing personnel. These personnel make presentations, investigate the site projects for which the Company is asked to bid, write proposals and take orders in person and by telephone. The Company also delivers catalogs and brochures to prospective purchasers.

    The Company focuses its marketing efforts on the defense contractor and governmental agency market and on the commercial and industrial market. For the fiscal year ended March 31, 2000, defense contractors and government agencies accounted for approximately 87% of total revenues. In fiscal years 1999 and 1998, defense contractors and government agencies accounted for approximately 63% and 80% of Company revenues, respectively. Defense contractors have the legal requirement to protect data, ideas, hardware or systems being conceived or manufactured for the government in a classified program. The Company's products are designed to allow customers to meet existing governmental security regulations.

Engineering and Product Development

    At March 31, 2000, the Company employed two (2) individuals in engineering. The department is responsible for new product development and the design and integration of the Company's products into security systems. Engineering personnel are engaged in a continuous effort to integrate new features into existing products and systems.

    The Company's current development activities are primarily directed toward improvement and enhancement of its VISIDS(R) product line. Research and development expenses for the years ended March 31, 2000, 1999 and 1998 were $64,000, $68,000, and $76,000, respectively. The decreases in year-to-year activities were the result of cost control measures instituted by the Company. To date, the Company does not believe that these reductions have had any adverse effect on its technical competitiveness or any technical advantage, which it may hold.

Manufacturing

    Product assembly, testing and quality assurance is performed at the Company's facility in Teterboro, New Jersey. Components for the Company's products are purchased from third parties. The Company is not dependent on any one supplier for any of the components of its products and believes should it become necessary, that it could find substitute suppliers for any of its components. Inventory records, including purchasing, receiving, shipping and job costing, are maintained on a computerized system. At March 31, 2000, the Company had three (3) manufacturing employees.

Customer Support Services

    The Company provides a full range of customer support services, including system design, hook-up and testing, project management, maintenance and operator training, depot repairs and on-site maintenance and service contracts. A total of three (3) employees are involved in customer support services.

    Equipment mounting and installation of electrical wiring is normally performed by sub-contractors under the supervision of the Company's personnel. The scope of this installation work varies from project to project.

    System hook-up and testing are performed by the Company's trained technicians. This effort involves making final connections of security devices to system integration devices, front-end processors and the central processing unit. Devices are tested to ensure that they are performing the functions for which they are intended and properly reporting their status.

    Project management services include supervision, scheduling, coordination and administrative activities associated with project implementation. Drawing upon its experience, the Company is able to provide its customers with virtually a turnkey system with little need for significant day-to-day involvement by the customer during installation and final checkout.

    Maintenance and operator training service is provided either at the customer site or the Company's facilities. Customers electing to perform their own maintenance are taught how to diagnose and repair system components to the circuit board level.

    Depot repair service is provided at the Company's facilities in Teterboro, New Jersey by factory-trained technicians. The Company generally warrants its equipment against defects for a one-year period. Equipment under warranty is either repaired on site or repaired at the Company's facilities and returned at no charge.

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

    The Company has entered into confidentiality agreements with each of its employees to protect its trade secrets. However, there can be no assurance that other companies will not acquire information, which the Company considers to be proprietary.

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

Employees

    As of March 31, 2000, the Company had 11 full-time employees, three of whom were in executive capacities. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be satisfactory.

Item 2.      Description of Property

    The Company's administrative, marketing and manufacturing operations occupy approximately 8,000 square feet of a 27,000 square foot facility located in Teterboro, New Jersey. The Company currently occupies the premises on a month-to-month use and occupancy basis at a monthly rental payment of $7,885.

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

                                     PART ll

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters

    The Company's Common Stock, par value $.02 per share ("Common Stock"), is traded on the over-the-counter market. The Common Stock is quoted on the NASD Electronic Bulletin Board under the symbol "VKSI." The following table sets forth the high and low closing bid prices as quoted on the Electronic Bulletin Board. The quotations represent prices between dealers without adjustments for retail mark-ups, markdowns, or commissions and may not represent actual transactions.

    Fiscal Year Ended March 31, 2000            High                 Low
    --------------------------------            ----                 ---

               1st Quarter                 $      .38           $       .09
               2nd Quarter                        .09                   .05
               3rd Quarter                        .44                   .05
               4th Quarter                       1.19                   .20


    Fiscal Year Ended March 31, 1999            High                 Low
    --------------------------------            ----                 ---

               1st Quarter                 $      .10           $       .10
               2nd Quarter                        .10                   .06
               3rd Quarter                        .06                   .06
               4th Quarter                        .10                   .06



    On March 31, 2000, there were approximately 500 holders of the Common Stock.

    The Company has never paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, it will continue to follow a policy of retaining earnings, if any, to finance the expansion and development of its business.

Item 6.        Management's Discussion and Analysis or Plan of Operation

Results of Operations

2000 Fiscal Year Compared to 1999 Fiscal Year

     The Company's net sales for the fiscal year ended March 31, 2000 were $1,540,000 compared to the $1,570,000 net sales in the previous year. There were increases in U.S. Federal Agency revenues of $486,000 and Warnaco Inc of $64,000 during fiscal 2000. However, these were more than offset by reductions in Engineering and Professional Services, Inc. revenues of $317,000, the City of New York revenues of $155,000 and reductions in other smaller accounts. These reductions were the result of contracts being completed in fiscal 1999, without new contracts being awarded in fiscal 2000.

    Over the past five (5) years there have been major staff reductions and cost containment measures initiated within the Company. These reductions have reduced, among others, sales and marketing resources. The reduction in these resources has contributed to the deterioration and stagnation of the Company's sales levels.

    In fiscal 2000, the Company's largest customers were: the U.S. Capitol accounting for $465,000 or 30.2% of sales, General Services Administration, $313,000 or 20.3% of sales, and the U.S. Department of Treasury, $293,000 or 19.0% of sales.

    In fiscal 1999, the Company's largest customers were: the U.S. Capitol accounting for $396,000 or 25.2% of sales, Engineering and Professional Services, Inc., $381,000 or 24.3% of sales, the U.S. Department of Treasury, $175,000 or 11.1% of sales, and the City of New York, $167,000 or 10.6% of sales.

    Gross profit as a percentage of net sales for the year ended March 31, 2000 was 42.7% compared to 36.3% in fiscal 1999. The increase in the gross profit was primarily due to a reduction in personnel and related costs of approximately $55,000.

    Marketing and sales expenses for the year ended March 31, 2000 were $141,000 compared to the $136,000 incurred in the previous year.

    Engineering, research and development expenses for the year ended March 31, 2000 were $223,000, which are comparable to the $229,000 expended a year ago.

    General and administrative expenses were $323,000 in fiscal 2000, which is a decrease of $108,000 from $431,000 in fiscal 1999. The decrease in the current fiscal year was the result of staff reductions, lower insurance costs and a reduction payroll tax non-payment penalties.

    The net (loss) for the year ended March 31, 2000 was $(81,000) compared to a net (loss) of $(282,000) for the previous year due to the factors regarding sales and expenses described above.

    The future viability of the Company will depend upon the Company's success in raising revenue levels, maintaining low cost levels and, if necessary, raising additional financing. There can be no assurance that the Company's actions will result in sustained profitability or sufficient cash flow to maintain operations.

1999 Fiscal Year Compared to 1998 Fiscal Year

    The Company's net sales for the fiscal year ended March 31, 1999 were $1,570,000 compared to the $1,561,000 net sales in the previous year. There were increases in U.S. Federal agency revenues of $169,000 and the City of New York of $157,000 during fiscal 1999. However, these were offset by reductions in international revenues of $153,000 and Engineering and Professional Services, Inc. revenues of $128,000.These reductions were the result of both contracts being completed in fiscal 1998, without new contracts being awarded in fiscal 1999.

    In fiscal 1999, the Company's largest customers were: the U.S. Capitol accounting for $396,000 or 25.2% of sales, Engineering and Professional Services, Inc., $381,000 or 24.3% of sales, the U.S. Department of Treasury, $175,000 or 11.1% of sales, and the City of New York, $167,000 or 10.6% of sales.

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



Liquidity and Capital Resources

    The Company's continued existence is dependent upon its ability to obtain contract awards, which, in the aggregate, will provide significant revenues in the immediate future. While there can be no assurance of favorable results, the Company remains optimistic about obtaining these potential contract awards.

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

    There was a working capital deficit on March 31, 2000 of $(2,080,000) compared to a working capital deficit of $(1,979,000) on March 31, 1999. At March 31, 2000 the Company had $21,000 in cash, a decrease of $9,000 from a year ago. Operating activities during the 2000 fiscal year provided $16,000 of cash.

    On June 30, 1993 the Company entered into an amended agreement with private investors, which provided the Company with a loan in the amount of $200,000 repayable in one year together with interest at a rate of 9% per annum. In addition, the amended agreement granted the investors two-year options to purchase an aggregate of 400,000 shares of common stock at an exercise price of $4.75 per share. In July 1993, one of the private investors assigned $20,000 of the loan along with options to purchase 40,000 shares of common stock to one of the Company's directors.

    Additionally, two other directors provided the Company with loans aggregating $120,000 during the months of August and September, 1993 payable on demand with interest at a rate of 9% per annum.

    On June 24, 1994, the Company entered into an agreement with the above private investors, the directors and the Company's retained legal counsel. Pursuant to the agreement, the due date for the investors ($180,000) and directors ($140,000) loans and fees payable ($250,000) to legal counsel were extended until the first to occur of (i) June 30, 1996, (ii) a public financing by the Company, or (iii) a private financing by the Company of not less than $2,500,000. In addition, the exercise period of the investor's options to purchase 400,000 shares of common stock were extended three years and the exercise price was reduced to $1.50.

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

    Included in the 1994 Agreement were the grant of five year warrants to one of the directors and the legal firm to purchase such number of shares of Common Stock of the Company as is equal to the aggregate dollar amount of loans made ($150,000) by that director and unpaid legal fees ($250,000) at an exercise price of $1.00 per share. There was no value attached to these warrants, all of which have since expired.

    The Company currently occupies approximately 8,000 square feet of a 27,000 square foot facility on a month-to-month use and occupancy basis at a monthly rental payment of $7,885.

    Accounts receivable decreased by $ 41,000 in fiscal 2000 from the previous year. This was due to the lower sales level during the last six months of the current fiscal year ($623,000) compared to sales achieved during the last six months of fiscal 1999 ($706,000).

    Inventory levels decreased $27,000 from the previous year to $88,000 at March 31, 2000. This is due to increased purchases during the final month of fiscal 1999 in anticipation of shipping the relatively high fiscal year end backlog ($577,000) in fiscal 2000. The backlog at March 31, 2000 is $213,000.

    Accounts payable of $254,000 at March 31, 2000 are the same as the balance at March 31, 1999.

    Accrued expenses and other current liabilities at March 31, 2000 of $1,359,000 are $30,000 more than the $1,329,000 at the end of the previous fiscal year. This is primarily due to an increase in accrued interest of approximately $47,000.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act


    The current directors and executive officers of the Company are as follows:

Name                    Age     Title
----                    ---     -----

John J. Strong          52      Chairman of the Board, President and Director
Michael J. Pisano       54      Vice President - General Manager
William R. Hoskinson    51      Vice President - Engineering
Howard S. Breslow       60      Secretary and Director


     Mr. Strong has been Chairman of the Board and President of the Company since March, 1996. Mr. Strong was Vice President-Finance and Administration of the Company from 1985 to March 1996 and a director of the Company since 1989.

     Mr. Pisano has been Vice President- General Manager of the Company since 1988. From 1984 to 1988, Mr. Pisano was Vice-President-Manufacturing of the Company.

     Mr. Hoskinson has been Vice President-Engineering of the Company since 1989. From 1988 to 1989, Mr. Hoskinson was Vice President of Engineering, Breakaway Technologies, Inc., a consumer electronics company.

     Mr. Breslow has been a director of the Company since 1983 and Secretary of the Company since 1984. He has been a practicing attorney in New York for more than 35 years and is a member of the law firm of Breslow & Walker, LLP, New York, New York. Mr. Breslow currently serves a director of Cryomedical Sciences, Inc., a company engaged in the development and marketing of products for use in low-temperature medicine, FIND/SVP, Inc., a company engaged in the development and marketing of information services and products, Excel Technology, Inc., a company engaged in the development and sales of laser products, and Lucille Farms, Inc., a company engaged in the manufacture and sale of cheese.


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

Section 16 (a) Beneficial Ownership Reporting Compliance

    Under U.S. securities laws, the Company's directors, its officers, and any persons holding more than ten percent of the Common Stock are required to report their initial ownership of the Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific filing deadlines of these reports have been established and the Company is required to disclose any failure to meet such deadlines during the fiscal year ended March 31, 2000. Based solely on a review of such reports furnished to the Company, the Company believes that all of these filing requirements have been satisfied.

Item 10.       Executive Compensation

    The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during fiscal 2000.

                                   Summary Compensation Table
                                   --------------------------

                               Annual Compensation              Long-Term Compensation
                               -------------------              ----------------------
                                                                        Awards          Payouts
                                                                        ------          -------
Name and Principal        Fiscal    Salary      Bonus   Other  Restricted   Options/    LTIP
Position                  Year         $          $       $     Stock $     SAR(#)      Payouts $
------------------------------------------------------------------------------------------------
John  J. Strong             2000    $125,000    --      --      --          --          --
---------------
Chairman of the Board &     1999    $125,000    --      --      --          --          --
President (Principal        1998    $110,000    --      --      --          --          --
Executive Officer)


Option Grants in Last Fiscal Year

    There were no options granted to the named executive officer during the fiscal year ended March 31, 2000.

Option Exercise during Fiscal Year 2000 and Fiscal Year-End Option Values

    The following table provides information related to options exercised by the named executive officer during the 2000 fiscal year and the number and value of options held at fiscal year end.

                                               Number of              Value of
                                               unexercised            unexercised in
                                               options at             the money options
                                               year-end               at year-end ($) (1)
                                               --------               -------------------
                      Shares
                    Acquired on     Value      Exer-       Not         Exer-          Not
      Name         Exercise (#)   Realized    cisable  Exercisable    cisable     Exercisable
      ----         ------------   --------    -------  -----------    -------     -----------
                                     ($)
John J. Strong        ------        ------    ------      -----        -----         -----

(1) The last trading price for the Company's common stock as reported on the NASD Electronic Bulletin Board on March 31, 2000 was $.375. Value is calculated on the basis of the difference between the option exercise price and $.375 multiplied by the number of shares of common stock underlying the option.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information at June 27, 2000 with respect to the beneficial ownership of shares of Common Stock (i) all persons known by the Company to be owners of more than five percent of the outstanding shares of Common Stock, (ii) each director, (iii) each named executive officer and (iv) all officers and directors as a group.

Name and Address of                 Amount and Nature of       Percentage of Outstanding
Beneficial Owner                  Beneficial Ownership (1)           Shares Owned
----------------                  ------------------------           ------------
Howard S. Breslow (2)                     158,400                           5.4 %
767 Third Avenue
New York, NY  10017

John J. Strong                             -----                            -----
370 North Street
Teterboro, NJ  07608

All officers and  directors as            175,331                           6.0 %
a group (4 persons)

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Included are all shares owned of record by B & W Investment Associates, an entity of which Mr. Breslow is a partner.

Item 12,   Certain Relationships and Related Transactions

     Howard S. Breslow, the Secretary and a director of the Company, is a member of Breslow & Walker, LLP counsel to the Company. An affiliate of Breslow & Walker, LLP has ownership of 158,400 shares of Common Stock. During the year ended March 31, 2000, Breslow & Walker billed the Company $4,428 for legal services provided. At March 31, 2000, the Company owed Breslow & Walker approximately $291,000 for legal services.

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

    The following financial statements are filed as part of this Form 10-KSB:

    Independent Auditors' Report.
    Balance Sheet as of March 31, 2000.
    Statements of Operations for the years ended March 31, 2000 and 1999. Statements of Cash Flows for the years ended March 31, 2000 and 1999. Statements of Changes in Shareholders' (Deficit) for the years ended
            March 31, 2000 and 1999.
    Notes to Financial Statements.

    All other schedules are not furnished as the information is presented elsewhere in this document or is not applicable.


(2)     Exhibits
        ---------

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the final Quarter of the fiscal year ended March 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VIKONICS, INC.

Date:   July 9, 2000        By:      /s/ John J. Strong
                               --------------------------------------
                            John J. Strong, Chairman and President (Principal
                            Executive Officer, Principal Financial and
                            Accounting Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   July 9, 2000                   /s/ John J. Strong
                               ---------------------------------------
                                           John J. Strong, Director


Date:   July 9, 2000                  /s/ Howard S. Breslow
                               ---------------------------------------
                                          Howard S. Breslow, Director

To the Board of Directors
Vikonics, Inc.


                          Independent Auditors' Report

        We have audited the accompanying balance sheet of Vikonics, Inc. as at March 31, 2000 and the related statements of operations, cash flows and changes in shareholders' (deficit) for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Vikonics, Inc. as at March 31, 2000 and the results of its operations and its cash flows for the years ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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

                         CITRIN COOPERMAN & COMPANY, LLP

June 7, 2000
New York, New York

                                       F1

                                 VIKONICS, INC.
                                  BALANCE SHEET
                                     ASSETS

                                                                 MARCH 31, 2000
                                                                 --------------

CURRENT ASSETS:

Cash (Note 1(b))                                                      $  20,680
Accounts receivable  (less allowance for doubtful
   accounts of $10,000)                                                 170,498
Inventories (Notes 1(c) and 2)                                           87,657
Prepaid expenses and other current assets                                18,497
                                                                      ---------
        TOTAL CURRENT ASSETS                                            297,332
                                                                      ---------

EQUIPMENT and FIXTURES (Note 1(d)):

Machinery and equipment                                                 402,735
Furniture and fixtures                                                   67,437
                                                                      ---------
                                                                        470,172
Less, accumulated depreciation                                         (448,116)
                                                                      ---------
        EQUIPMENT AND FIXTURES - NET                                     22,056
                                                                      ---------


OTHER ASSETS                                                              1,200
                                                                      ---------
                                                                      $ 320,588



                       See notes to financial statements.

                                       F2

                                 VIKONICS, INC.
                                  BALANCE SHEET
                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

                                                                  MARCH 31, 2000
                                                                  --------------

CURRENT LIABILITIES:

Notes and loans payable (Note 3)                                    $   717,728
Accounts payable                                                        253,869
Accrued expenses and other current liabilities (Note 4)               1,359,203
Deferred service income (Note 1(h))                                      46,423
                                                                    -----------

        TOTAL CURRENT LIABILITIES                                     2,377,223
                                                                    -----------

COMMITMENTS AND CONTINGENCIES
    (Notes 5 and 12)

SHAREHOLDERS' (DEFICIT) (Notes 3, 7  and 11):

Preferred stock - $1 par value:
Authorized - 2,000,000 shares
Issued and outstanding - none

Common stock - $.02 par value:
Authorized - 10,000,000 shares
        Issued and outstanding - 2,933,431                               58,669
Paid-in capital                                                       5,641,094
Accumulated deficit                                                  (7,756,398)
                                                                    -----------
        TOTAL SHAREHOLDERS' (DEFICIT)                                (2,056,635)
                                                                    -----------
                                                                    $   320,588
                                                                    ===========

                       See notes to financial statements.

                                       F3

                                 VIKONICS, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                       2000            1999
                                                  -----------       -----------

        SALES - NET (Notes 1(h) and 10)           $ 1,539,864       $ 1,570,238


        COST OF GOODS SOLD                            881,996         1,000,181
                                                  -----------       -----------

        GROSS PROFIT                                  657,868           570,057
                                                  -----------       -----------

COST AND EXPENSES:

Engineering, research and
     development (Notes 1(f) and 8)                   223,415           228,915
Marketing and sales                                   140,570           136,490
General and administrative                            323,346           431,207
Depreciation and amortization                           6,125               611
Interest expense - net                                 45,394            55,273
                                                  -----------       -----------




TOTAL COSTS AND EXPENSES                              738,850           852,496
                                                  -----------       -----------
NET (LOSS)                                        $   (80,982)      $  (282,439)
                                                  ===========       ===========
NET (LOSS) PER SHARE (Note 9) -
        Basic and Diluted                                (.03)             (.10)
                                                  ===========       ===========




                       See notes to financial statements.

                                       F4

                                 VIKONICS, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                               2000                     1999
                                                           ---------                 ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                 $ (80,982)                $(282,439)

Adjustments to reconcile net (loss) to net cash (used for) provided by operating activities:

        Depreciation and amortization                          6,125                       611

        Provision for allowance for
        doubtful accounts                                         --                   (20,000)

Changes in assets and liabilities:
Decrease (increase) in:
        Accounts receivable                                   41,433                    71,548
        Inventories                                           26,760                   (20,677)
        Prepaid expenses and other current assets             (2,029)                   60,083

        Increase (decrease) in:
        Accounts payable                                          10                    48,012
        Accrued expenses and other current
        liabilities                                           30,686                   241,577
        Deferred service income                               (5,803)                   (3,485)
                                                           ---------                 ---------


Net cash provided by (used for) operating activities          16,200                    95,230
                                                           ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

       (Purchase) of equipment and fixtures-net              (25,739)                   (3,053)
                                                           ---------                 ---------

SUBTOTALS (carried forward)                                $  (9,539)                $  92,177
                                                           ---------                 ---------


                       See notes to financial statements.

                                       F5

                                 VIKONICS, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                    2000             1999
                                                  --------         --------

SUBTOTALS (brought forward)                       $ (9,539)      $ 92,177
                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes and loans payable                    --        (72,286)
                                                  --------       --------

CASH (USED FOR) FINANCING ACTIVITIES                    --        (72,286)
                                                  --------       --------


(DECREASE) INCREASE IN CASH                         (9,539)        19,891

CASH BEGINNING OF YEAR                              30,219         10,328
                                                  --------       --------


CASH END OF YEAR                                  $ 20,680       $ 30,219
                                                  ========       ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid during the year for:
               Interest                           $     --       $ 13,177
                                                  ========       ========




                       See notes to financial statements.

                                       F6

                                 VIKONICS, INC.
                STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                             COMMON STOCK
                             ------------
                                                           Paid-in        Accumulated
                          Shares            Amount         Capital          Deficit           Total
                        -----------       -----------      -----------    -----------      -----------
Balance at
March 31, 1998          $ 2,933,431       $    58,669      $ 5,641,094    $(7,392,977)     $(1,693,214)

Net (loss)                       --                --               --       (282,439)        (282,439)
                        -----------       -----------      -----------    -----------      -----------

Balance at
March 31, 1999            2,933,431            58,669        5,641,094     (7,675,416)      (1,975,653)

Net (loss)                       --                --               --        (80,982)         (80,982)
                        -----------       -----------      -----------    -----------      -----------

Balance at
March 31, 2000            2,933,431       $    58,669      $ 5,641,094    $(7,756,398)     $(2,056,635)
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

(h)     Recognition of Income

        Sales and earnings on long-term installation and systems projects are stated on the percentage-of-completion method, based upon costs incurred in relation to total estimated costs. Revenue received for service and maintenance contracts is deferred and recognized over the terms of the agreements and amounted to $261,000 and $291,000 for the fiscal years ended March 31, 2000 and 1999, respectively.

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

(j)     Financial Instruments

        The Company considers the fair market value of all financial instruments to be not materially different from their carrying value at year end.

NOTE 2 - INVENTORIES

        Inventories at March 31, 2000 consisted of the following:

        Raw materials                                   $44,962
        Work-in-process                                  12,275
        Finished goods                                   30,420
                                                        -------
                                                        $87,657
                                                        =======


NOTE 3 - NOTES AND LOANS PAYABLE

        Notes and loans payable at March 31, 2000, consisted of:

        Amounts due private investors, ex-directors and
        legal counsel.                                 $717,728
                                                        =======



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

        Additionally, at March 31, 2000, the Company had a remaining balance of $147,728, which was lent to the Company by two directors during the Company's 1995 fiscal year. Both loans are payable on demand with interest at 9% per annum.

        Interest expense of $45,394 and $55,273 were charged to operations for the years ended March 31, 2000 and 1999, respectively.



                                       F10

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities at March 31, 2000 consisted of the following:

        Accrued warranty expense                        $   38,000
        Accrued salaries, wages and taxes                  457,328
        Accrued professional fees                           40,000
        Accrued officers' salaries                         171,228
        Accrued interest                                   593,878
        Other                                               58,769
                                                        ----------
                                                        $1,359,203
                                                        ==========
NOTE 5 - COMMITMENTS AND CONTINGENCIES

        The Company occupies approximately 8,000 square feet of a 27,000 square foot facility on a month-to-month use and occupancy basis at a monthly rental payment of $7,885.

        Rental expense for each of the years ended March 31, 2000 and 1999 was $94,620.

NOTE 6 - INCOME TAXES

(a) At March 31, 2000, the Company had net operating loss carryforwards available amounting to approximately $7.3 million, which will expire between 2001 and 2013. There is a remote possibility that net operating loss carryforwards of approximately $500,000 may not be available. There are no significant differences in the recognition of income and expenses for tax and financial reporting purposes.

(b) At March 31, 2000, approximately $2,300,000 of available tax benefits of the loss carryforwards are offset by a corresponding amount of valuation allowance.

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

        A summary of changes in the stock option plans is as follows:



                                                          2000           1999
                                                         -------        -------
        Shares under option - beginning of year           75,000         75,000

        Options granted                                       --             --

        Options expired                                  (75,000)            --
                                                         -------        -------

        Shares under option - end of year                      0         75,000
                                                         =======        =======

        Shares exercisable - end of year
        (at prices of $1.00 in 1999)                           0         75,000
                                                         =======        =======


        Options generally expire after a five-year period. At March 31, 2000, an aggregate of 500,000 shares remained available for grant under the 1992 Stock Option plan.

NOTE 8 - RESEARCH AND DEVELOPMENT EXPENSES

        During the fiscal years ended March 31, 2000 and 1999 the Company spent approximately $64,000 and $68,000, respectively, on research and development.

NOTE 9 - (LOSS) PER SHARE

        Basic and diluted per share data is based on the weighted average number of common shares outstanding. Common stock equivalents would be anti-dilutive and, therefore, were not included in the diluted per share computations.

        The number of shares used in the computation of basic and diluted (loss) per share was as follows:

                           2000                       1999
                           ----                       ----
                        2,933,431                   2,933,431



                                       F12

NOTE 10 - MAJOR CUSTOMERS

        Sales to major individual customers were as follows:

                                                         2000                     1999
                                                         ----                     ----
           U.S. Government Agencies            $1,123,000     (72.9%)     $ 637,000    (40.6%)

           Warnaco Inc                             99,000      (6.4%)        35,000     (2.2%)

           City of New York                        12,000       (<1%)       167,000    (10.6%)

           Engineering & Professional              64,000      (4.2%)       381,000    (24.3%)
           Services, Inc.


NOTE 11 - RELATED TRANSACTIONS

        The Secretary, who is also a director of the Company, is a member of the firm retained by the Company as legal counsel. An affiliate of the firm owns 158,400 shares of common stock. Legal fees to this firm were $4,428 and $3,309, in 2000 and 1999, respectively. The Company owed this firm approximately $291,000 at March 31, 2000 and such amounts are included in the accompanying balance sheet at March 31, 2000.

NOTE 12 - GOING CONCERN

        As shown in the accompanying financial statements, the Company has incurred significant losses over the past two (2) fiscal years. As of March 31, 2000, working capital limitations were severely impacting the Company's day-to-day operations, impairing the Company's ability to obtain trade credit for purchases and meet the cash requirements for basic operating expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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