Form 10QSB
period 2000-06-30
VIKONICS INC /NY/
filed 2000-08-04
CIK 814932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended: June 30, 2000
                                                -------------

/ /      TRANSITION REPORT UNDER SECTION TO 13 OR 15 (d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                         Commission File Number O-16034

                                 VIKONICS, INC.
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           New York                                       13-2759466
----------------------------------          ------------------------------------
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

                                      NONE
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Number of shares outstanding at July 31, 2000: 2,933,431 shares of common stock, par value $.02 per share.

Transitional Small Business Disclosure Format (Check one): Yes    No X
                                                              ---   ---

                                 VIKONICS, INC.

                                      INDEX

PART I   Financial Statements                                         Page No.
                                                                      --------

         Item 1 - Financial Statements (Unaudited)
                  Balance Sheets:
                     June 30 and March 31, 2000                          3-4

                  Statements of Operations
                    For Three Months Ended June 30, 2000 and 1999        5

                  Statements of Cash Flows
                    For Three Months Ended June 30, 2000 and 1999        6

                  Notes to Financial Statements                          7-8


         Item 2 - Management's Discussion and Analysis or Plan of
                    Operation                                            9-10



PART II: Other Information                                               11

Signatures                                                               12

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                   (UNAUDITED)

                                                         June 30, 2000    March 31, 2000
                                                         -------------    -------------
CURRENT ASSETS:

      Cash                                               $       9,177    $      20,680
      Accounts receivable (less allowance for doubtful
         accounts of $10,000)                                  152,948          170,498
      Inventories (Note 2)                                      79,032           87,657
      Prepaid expenses and other current assets                 18,085           18,497
                                                         -------------    -------------

         TOTAL CURRENT ASSETS                                  259,242          297,332
                                                         -------------    -------------



EQUIPMENT AND FIXTURES - AT COST:

      Machinery and equipment                                  402,735          402,735
      Furniture and fixtures                                    67,437           67,437
                                                         -------------    -------------

                                                               470,172          470,172
      Less, accumulated depreciation and amortization         (449,646)        (448,116)
                                                         -------------    -------------

         EQUIPMENT AND FIXTURES - NET                           20,526           22,056
                                                         -------------    -------------

OTHER ASSETS                                                     1,200            1,200
                                                         -------------    -------------

                                                         $     280,968    $     320,588
                                                         =============    =============

                       See notes to financial statements.

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

                                   (UNAUDITED)

                                                                June 30, 2000    March 31, 2000
                                                                -------------    --------------

CURRENT LIABILITIES:

      Notes and loans payable (Note 3)                          $     717,728    $      717,728
      Accounts payable                                                258,358           253,869
      Accrued expenses and other current liabilities (Note 4)       1,418,727         1,359,203
      Deferred service income                                          22,944            46,423
                                                                -------------    --------------

      TOTAL CURRENT LIABILITIES                                     2,417,757         2,377,223
                                                                -------------    --------------


SHAREHOLDERS' (DEFICIT):

      Preferred stock - $1 par value:
      Authorized - 2,000,000 shares
      Issued and outstanding - none

      Common stock - $.02 par value:
      Authorized - 10,000,000 shares
      Issued and outstanding - 2,933,431                               58,669            58,669
      Paid-in capital                                               5,641,094         5,641,094
      Accumulated (deficit)                                        (7,836,552)       (7,756,398)
                                                                -------------    --------------

TOTAL SHAREHOLDERS' (DEFICIT)                                      (2,136,789)       (2,056,635)
                                                                -------------    --------------

                                                                $     280,968    $      320,588
                                                                =============    ==============

                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)


                                                 2000         1999
                                                 ----         ----

SALES - NET                                   $ 248,030    $ 476,985

COST OF GOODS SOLD                              142,412      249,013
                                              ---------    ---------

GROSS PROFIT                                    105,618      227,972
                                              ---------    ---------

COSTS AND EXPENSES:

      Engineering, research and development      54,670       59,530
      Marketing and sales                        38,877       34,385
      General and administrative                 80,171       83,294
      Depreciation and amortization               1,530          153
      Interest expense                           10,524       10,524
                                              ---------    ---------
      TOTAL COSTS AND EXPENSES                  185,772      187,886
                                              ---------    ---------

NET (LOSS) INCOME                             $ (80,154)   $  40,086
                                              =========    =========

(LOSS) INCOME PER SHARE  (Note 6) -
Basic and Diluted                             $    (.03)   $     .01
                                              =========    =========

                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                                                          2000         1999
                                                          ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                      $(80,154)   $ 40,086
Adjustments to reconcile net (loss) income to net
Cash (used for) provided by operating activities:
      Depreciation and amortization                       1,530         153

Changes in assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                17,550     (93,443)
      Inventories                                         8,625       9,091
      Prepaid expenses and other current assets             412      (6,473)


    Increase (decrease) in:
      Accounts payable                                    4,489      33,046
      Accrued expenses and other liabilities             59,524      39,094
      Deferred service income                           (23,479)     (8,763)
                                                       --------    --------

Net cash (used for) provided by operating activities    (11,503)     12,791
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of equipment and fixtures - net               --        (2,555)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of short term notes                           --          --
    Repayment of debt                                      --          --
                                                       --------    --------
            Net cash used for financing activities         --          --

(DECREASE) INCREASE IN CASH                             (11,503)     10,236

CASH - MARCH 31                                          20,680      30,219
                                                       --------    --------

CASH - JUNE 30                                         $  9,177    $ 40,455
                                                       ========    ========

                       See notes to financial statements.

                                 VIKONICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1. - Financial Statements

The financial statements include the accounts of the Company and Vikonics Canada Inc., its wholly-owned subsidiary, an entity without any activity during the periods presented.

In the opinion of the Company, the accompanying unaudited financial statements contain all necessary adjustments which are all of a normal recurring nature for the fair presentation of its financial position as of June 30, 2000, the results of operations for the three months ended June 30, 2000 and 1999, and changes of cash flows for the three months ended June 30, 2000 and 1999.

The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.



Note 2. - Inventories

Inventories consisted of the following:                     June 30, 2000   March 31, 2000
                                                            -------------   --------------

Raw materials                                               $      39,694   $       44,962
Work-in-process                                                     9,381           12,275
Finished goods                                                     29,957           30,420
                                                            -------------   --------------

TOTAL                                                       $      79,032   $       87,657
                                                            =============   ==============


Note 3. - Notes and Loans Payable

Notes and loans payable consists of:

                                                            June 30, 2000   March 31, 2000
                                                            -------------   --------------

Amounts due to private investors, directors, and legal
counsel                                                     $     717,728   $      717,728
                                                            -------------   --------------

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

Additionally, at June 30, 2000, the Company had a remaining balance of $147,728, which was lent to the Company by two then directors during the Company's second fiscal quarter of 1995. Both loans are payable on demand with interest at 9% per annum.

Note 4. - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

                                         June 30, 2000          March 31, 2000
                                         -------------          --------------

Accrued warranty expense                 $      38,000          $       38,000
Accrued salaries, wages, and taxes             500,950                 457,328
Accrued professional fees                       47,500                  40,000
Accrued officers' salaries                     171,228                 171,228
Accrued interest                               613,402                 593,878
Other                                           47,647                  58,769
                                         -------------          --------------
                                         $   1,418,727          $    1,359,203
                                         =============          ==============

Note 5. - Income Taxes

At June 30, 2000 the Company had net operating loss carryforwards available amounting to approximately $7.3 million, which will expire between 2001 and 2013. There is a remote possibility that net operating loss carryforwards of approximately $500,000 may not be available. There are no significant differences in the recognition of income and expenses for tax and financial reporting purposes. Federal income taxes normally provided for the three months ended June 30, 1999 have been offset by the effects of the reduction of the valuation allowance.

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

Item 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

Results of Operations
---------------------

The Company's net sales for the three months ended June 30, 2000 were $ 248,000 a decrease of $229,000 or 48.0% from the $477,000 of net sales reported for the same period a year ago. The decrease is due to sales of approximately $185,000 during the first quarter of fiscal 2000 to the U.S. General Services Administration for a security system upgrade at a domestic United States Air Force Base, without corresponding revenues earned from this customer during the first quarter of fiscal 2001.

Gross profits as a percentage of net sales for the three months ended June 30, 2000 was 42.6% compared to 47.8% during the same period a year ago. The decrease is primarily due to the lower absorption of overhead expenses in the current year period due to the reduced sales level.

Engineering, research and development expenses of $55,000 in the quarter ended June 30, 2000 were 8.3% lower than the $60,000 incurred during the corresponding quarter in the previous year. This was due to a reduction of part time engineering staff during the fiscal 2001 first quarter.

Marketing and sales expenses were $39,000 for the three months ended June 30, 2000. This represented an increase of 14.7% from the $34,000 incurred during fiscal 1999 quarter. This increase was the result of increased travel and telephone expenses and General Services Administration ("GSA") fees on the Company's GSA Schedule sales.

General and administrative expenses of $80,000 in the current year quarter were essentially the same as those expenses incurred during the same period last year.

Net loss for the three months ended June 30, 2000 was ($80,000) compared to net income of $40,000 a year ago due to the factors regarding revenue and expenses described above.

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

The working capital deficit on June 30, 2000 was ($2,159,000) compared to ($2,080,000) on March 31, 2000. The increase in the working capital deficit is primarily due to the loss incurred for the three months ended June 30, 2000. At June 30, 2000 the Company had $9,000 in cash, compared to $21,000 at March 31, 2000.

Accounts receivable decreased by $ 18,000 in the three months ended June 30, 2000 due to the lower sales level in the first fiscal 2001 quarter.

Notes and loans payable of $718,000 at June 30, 2000 consists of amounts due to private investors, former directors, and legal counsel.

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

Accounts payable of $258,000 at June 30, 2000 are comparable to the $254,000 at March 31, 2000. Accrued expenses and other current liabilities at June 30, 2000 of $1,419,000 are 4.4% greater than the $1,359,000 at March 31, 2000. The variance is due to an increase in accrued payroll taxes, payroll tax penalties and interest for the three months ended June 30, 2000.

In total, the net cash (used for) operating activities was ($ 12,000) for the three months ended June 30, 2000, as compared to $13,000 provided by operating activities for the three months ended June 30, 1999.

The Company has no significant capital expenditures plans at this time.

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


                                                        Vikonics, Inc.
                                                        --------------
                                                         (Registrant)




August 4, 2000                                      /s/ John J. Strong
                                              ----------------------------------
                                                       John J. Strong
                                                         President
                                                  (duly authorized officer
                                               and principal financial officer)