Form 10QSB
period 2000-09-30
VIKONICS INC /NY/
filed 2000-12-15
CIK 814932

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For Quarterly Period Ended:      September 30, 2000
                                           --------------------------------

 [ ]  TRANSITION REPORT UNDER SECTION TO 13 OR 15 (d) OF THE
      EXCHANGE ACT

              For the transition period from _________ to _________

                         Commission File Number O-16034
                                                -------

                                 VIKONICS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            New York                               13-2759466
----------------------------------             -------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Number of shares outstanding at December 13, 2000: 2,933,431 shares of common stock, par value $ .02 per share.

Transitional Small Business Disclosure Format (Check one):   Yes       No   X
                                                                 ---       ---

                                 VIKONICS, INC.

                                      INDEX

PART I          Financial Statements                                                       Page No.
                                                                                           --------

                Item 1 - Financial Statements (Unaudited)
                         Balance Sheets:
                            September 30 and March 31, 2000                                   3-4

                         Statements of Operations
                           For Three Months Ended September 30, 2000 and 1999                 5
                           For Six Months Ended September 30, 2000 and 1999                   6

                         Statements of Cash Flows
                           For Six Months Ended September 30, 2000 and 1999                   7

                         Notes to Financial Statements                                        8-9


                Item 2 - Management's Discussion and Analysis or Plan of
                           Operation                                                          10-11



PART II:        Other Information                                                             12



Signatures                                                                                    13

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                   (UNAUDITED)

                                                                            September 30, 2000      March 31, 2000
                                                                            ------------------      --------------
CURRENT ASSETS:
      Cash                                                                 $          11,773       $   2      0,680
      Accounts receivable (less allowance for doubtful
         accounts of $10,000)                                                        102,226                170,498
      Inventories (Note 2)                                                            75,425                 87,657
      Prepaid expenses and other current assets                                       11,978                 18,497
                                                                           -----------------       -----------------
         TOTAL CURRENT ASSETS                                                        201,402                297,332
                                                                           -----------------       -----------------
EQUIPMENT AND FIXTURES - AT COST:

      Machinery and equipment                                                       402,735                 402,735
      Furniture and fixtures                                                         67,437                  67,437
                                                                           -----------------       -----------------
                                                                                    470,172                 470,172
      Less, accumulated depreciation and amortization                              (451,176)               (448,116)
                                                                           -----------------       ------------------
         EQUIPMENT AND FIXTURES - NET                                                 18,996                 22,056
                                                                           -----------------       -----------------
OTHER ASSETS                                                                           1,200                  1,200
                                                                           -----------------       -----------------
                                                                           $         221,598       $        320,588
                                                                           =================       =================



                       See notes to financial statements.

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

                                   (UNAUDITED)

                                                                          September 30, 2000          March 31, 2000
                                                                          ------------------          --------------

CURRENT LIABILITIES:

      Notes and loans payable (Note 3)                                     $         717,728        $        717,728
      Accounts payable                                                               235,707                 253,869
      Accrued expenses and other current liabilities (Note 4)                      1,508,987               1,359,203
      Deferred service income                                                         21,973                  46,423
                                                                           -----------------        ----------------
      TOTAL CURRENT LIABILITIES                                                    2,484,395               2,377,223
                                                                           -----------------        ----------------
SHAREHOLDERS' (DEFICIT):

      Preferred stock - $1 par value:
      Authorized - 2,000,000 shares
      Issued and outstanding - none

      Common stock - $.02 par value:
      Authorized - 10,000,000 shares
      Issued and outstanding - 2,933,431                                              58,669                  58,669
      Paid-in capital                                                              5,641,094               5,641,094
      Retained (deficit)                                                          (7,962,560)             (7,756,398)
                                                                           -----------------        ----------------

TOTAL SHAREHOLDERS' (DEFICIT)                                                     (2,262,797)             (2,056,635)
                                                                           -----------------        ----------------

                                                                           $         221,598        $        320,588
                                                                           =================        ================




                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

                                                         2000            1999
                                                         ----            ----

SALES - NET                                           $ 215,922       $ 439,712

COST OF GOODS SOLD                                      158,777         277,980
                                                      ---------       ---------

GROSS PROFIT                                             57,145         161,732
                                                      ---------       ---------

COSTS AND EXPENSES:

      Engineering, research and development              53,100          56,817
      Marketing and sales                                35,340          37,517
      General and administrative                         82,659          78,184
      Depreciation and amortization                       1,530             153
      Interest expense                                   10,524          13,822
                                                      ---------       ---------
      TOTAL COSTS AND EXPENSES                          183,153         186,493
                                                      ---------       ---------

NET (LOSS)                                            $(126,008)      $ (24,761)
                                                      =========       =========

(LOSS) PER SHARE  (Note 6) -
Basic and Diluted                                     $    (.04)      $    (.01)
                                                      =========       =========






                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

                                                         2000            1999
                                                         ----            ----

SALES - NET                                            $ 463,952       $ 916,697

COST OF GOODS SOLD                                       301,189         526,993
                                                       ---------       ---------

GROSS PROFIT                                             162,763         389,704
                                                       ---------       ---------

COSTS AND EXPENSES:

      Engineering, research and development              107,770         116,347
      Marketing and sales                                 74,217          71,902
      General and administrative                         162,830         161,478
      Depreciation and amortization                        3,060             306
      Interest expense                                    21,048          24,346
                                                       ---------       ---------
      TOTAL COSTS AND EXPENSES                           368,925         374,379
                                                       ---------       ---------

NET (LOSS) INCOME                                      $(206,162)         15,325
                                                       =========       =========

(LOSS) INCOME PER SHARE  (Note 6) -
Basic and Diluted                                      $    (.07)      $     .01
                                                       =========       =========






                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF CASH FLOWS

                FOR SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

                                                         2000           1999
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                      $(206,162)     $  15,325
Adjustments to reconcile net (loss) income to net
cash provided  by operating activities:
      Depreciation and amortization                        3,060            306

Changes in assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                 68,272         99,868
      Inventories                                         12,232         19,556
      Prepaid expenses and other current assets            6,519           (737)

    Increase (decrease) in:
      Accounts payable                                   (18,162)        24,630
      Accrued expenses and other liabilities             149,784        (12,057)
      Deferred service income                            (24,450)       (19,273)
                                                       ---------      ---------

Net cash provided by operating activities                 (8,907)       127,618
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of equipment and fixtures - net                --          (23,089)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of short term notes                            --             --
    Repayment of debt                                       --             --
                                                       ---------      ---------
            Net cash used for financing activities          --             --

INCREASE (DECREASE) IN CASH                               (8,907)       104,529

CASH  - MARCH 31                                          20,680         30,219
                                                       ---------      ---------

CASH  - SEPTEMBER 30                                   $  11,773      $ 134,748
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

In the opinion of the Company, the accompanying unaudited financial statements contain all necessary adjustments which are all of a normal recurring nature for the fair presentation of its financial position as of September 30, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999, and changes of cash flows for the six months ended September 30, 2000 and 1999.

The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2. - Inventories

Inventories consisted of the following:   September 30, 2000    March 31, 2000
                                          ------------------    --------------

Raw materials                              $       37,162        $     44,962
Work-in-process                                     8,857             12,275
Finished goods                                     29,406             30,420
                                           --------------       ------------

TOTAL                                      $       75,425       $     87,657
                                           ==============       ============


Note 3. - Notes and Loans Payable; Legal Proceeding

Notes and loans payable consists of:

                                         September 30, 2000     March 31, 2000
                                         ------------------     --------------

Amounts due to private investors,
directors, and legal counsel.              $     717,728          $    717,728
                                           -------------          ------------

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

Additionally, at September 30, 2000, the Company had a remaining balance of $147,728 that was lent to the Company by two then directors during the Company's second fiscal quarter of 1995. Both loans are payable on demand with interest at 9% per annum.

Note 4. - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

                                      September 30, 2000       March 31, 2000
                                      ------------------       --------------
Accrued warranty expense               $         38,000        $        38,000
Accrued salaries, wages, and taxes              555,541                457,328
Accrued professional fees                        55,000                 40,000
Accrued officers' salaries                      171,228                171,228
Accrued interest                                632,926                593,878
Other                                            56,292                 58,769
                                       ----------------        ---------------
                                       $      1,508,987         $    1,359,203
                                       ================        ===============

Note 5. - Income Taxes

At September 30, 2000 the Company had net operating loss carryforwards available amounting to approximately $7.4 million which will expire between 2001 and 2013. There is a remote possibility that net operating loss carryforwards of approximately $500,000 may not be available. There are no significant differences in the recognition of income and expenses for tax and financial reporting purposes. Federal income taxes normally provided for the six months ended September 30, 2000 and the three months ended September 30, 2000 have been offset by the effects of the reduction of the valuation allowance.

Note 6. -  (Loss) Income Per Share

Basic and diluted per share data is based on the weighted average number of common shares outstanding. Common stock equivalents would be anti-dilutive and, therefore, were not included in the diluted per share computations.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

Results of Operations

The Company's net sales for the three months ended September 30, 2000 decreased $224,000 (51%) compared to the same period a year ago. For the six months ended September 30, 2000 net sales decreased $453,000 (49%), compared to the corresponding period. The decrease is primarily due to sales of approximately $335,000 during the first six months of fiscal 2000 for a security system upgrade at a domestic United States Air Force Base without corresponding revenues earned from this customer during the first six months of the current 2001 fiscal year.

Gross profits as a percentage of net sales for the three months ended September 30, 2000 was 26% compared to 37% during the same period a year ago. For the six months ended September 30, 2000, the gross profit percentage was 35% compared to 43% during the same period a year ago. The decrease in gross margin for the three and six months ended September 30, 2000 is due to the underabsorption of manufacturing overhead costs caused by the lower sales volume.

Engineering, research and development expenses for three and six months ended September 30,2000 were $53,000 and $108,000, respectively, a decrease of 7% ($4,000) and 7% ($9,000) versus the expenses incurred during the same periods a year ago. These decreases are the result of a reduction in engineering part time staff and travel expenditures during the current fiscal year.

Marketing and sales expenses for three and six months ended September 30, 2000 were $35,000 and $74,000, respectively, a decrease of 6% ($2,000) and an increase of 3% ($2,000) versus the expenses incurred during the same periods a year ago. The slight variations are due to travel schedule modifications from period to period with essentially no difference in total travel expenditures.

General and administrative expenses for the three and six months ended September 30, 2000 were $ 83,000 and $163,000, respectively. These expenditures are substantially the same as the expenditures of $78,000 and $161,000 incurred during the same periods a year ago.

The net (loss) for the three months ended September 30, 2000 was ($126,000) compared to a net loss of ($25,000) a year ago. The net loss for the six months ended September 30, 2000 was ($206,000) compared to net income of $15,000 a year ago, due to the factors regarding revenue and expenses described above.

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

The working capital deficit on September 30, 2000 was ($2,283,000) compared to ($2,080,000) on March 31, 2000. The increase in the working capital deficit is primarily due to the loss incurred for the six months ended September 30, 2000. At September 30, 2000 the Company had $12,000 in cash, compared to $21,000 in cash at March 31, 2000.

Accounts receivable decreased by $68,000 during the six months ended September 30, 2000 due to the reduced sales level during the first six months of the current 2001 fiscal year.

Notes and loans payable of $718,000 at September 30, 2000 consists of amounts due to private investors, former directors, and legal counsel.

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

Accounts payable of $236,000 at September 30, 2000 are $18,000 lower than the balance of $254,000 at March 31, 2000 due to reduced material purchase requirements necessary for the lower sales level. Accrued expenses and other current liabilities at September 30, 2000 of $1,509,000 are $150,000 higher than the $1,359,000 at March 31, 2000. The variance is due to an increase in accrued payroll taxes, payroll tax penalties and interest for the six months ended September 30, 2000.

In total, the net cash (used for) operating activities was ($9,000) for the six months ended September 30, 2000, as compared to $128,000 provided by operating activities for the six months ended September 30, 1999.

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

                                                Vikonics, Inc.
                                                --------------
                                                 (Registrant)




December 13, 2000                              /s/ John J. Strong
                                      -----------------------------------------
                                                    John J. Strong
                                                       President
                                              (duly authorized officer
                                            and principal financial officer)