Form 10QSB
period 2000-12-31
VIKONICS INC /NY/
filed 2001-03-15
CIK 814932

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For Quarterly Period Ended: December 31, 2000
                                              ---------------------
/ / TRANSITION REPORT UNDER SECTION TO 13 OR 15(d) OF THE EXCHANGE ACT

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

                                      NONE
       --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Number of shares outstanding at March 13, 2001: 2,933,431 shares of common stock, par value $ .02 per share.


Transitional Small Business Disclosure Format (Check one):  Yes    No X
                                                               ---   ---

                                 VIKONICS, INC.

                                      INDEX


PART I   Financial Statements                                          Page No.
                                                                       --------
         Item 1 - Financial Statements (Unaudited)
                  Balance Sheets:
                     December 31 and March 31, 2000                        3-4

                  Statements of Operations
                    For Three Months Ended December 31, 2000 and 1999        5
                    For Nine Months Ended December 31, 2000 and 1999         6

                  Statements of Cash Flows
                    For Nine Months Ended December 31, 2000 and 1999         7

                  Notes to Financial Statements                            8-9


         Item 2 - Management's Discussion and Analysis or Plan of
                    Operation                                            10-11

PART II: Other Information                                                  12

Signatures                                                                  13

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                   (UNAUDITED)

                                                               December 31, 2000         March 31, 2000
                                                               -----------------         --------------
CURRENT ASSETS:

      Cash                                                            $    3,092              $   20,680
      Accounts receivable (less allowance for doubtful
         accounts of $10,000)                                            183,138                 170,498
      Inventories (Note 2)                                                71,060                  87,657
      Prepaid expenses and other current assets                            5,643                  18,497
                                                                      ----------              ----------

         TOTAL CURRENT ASSETS                                            262,933                 297,332
                                                                      ----------              ----------
EQUIPMENT AND FIXTURES - AT COST:

      Machinery and equipment                                            402,735                 402,735
      Furniture and fixtures                                              67,437                  67,437
                                                                      ----------              ----------
                                                                         470,172                 470,172
      Less, accumulated depreciation and amortization                   (452,706)               (448,116)
                                                                      ----------              ----------

         EQUIPMENT AND FIXTURES - NET
                                                                          17,466                  22,056
                                                                      ----------              ----------
OTHER ASSETS
                                                                           1,200                   1,200
                                                                      ----------              ----------

                                                                      $  281,599              $  320,588
                                                                      ==========              ==========

                       See notes to financial statements.

                                 VIKONICS, INC.

                                 BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

                                   (UNAUDITED)

                                                                           December 31, 2000          March 31, 2000
                                                                           -----------------          --------------
CURRENT LIABILITIES:

      Notes and loans payable (Note 3)                                            $  717,728              $  717,728
      Accounts payable                                                               294,311                 253,869
      Accrued expenses and other current liabilities (Note 4)                      1,536,055               1,359,203
      Deferred service income                                                         78,625                  46,423
                                                                                  ----------              ----------

      TOTAL CURRENT LIABILITIES                                                    2,626,719               2,377,223
                                                                                  ----------              ----------
SHAREHOLDERS' (DEFICIT):

      Preferred stock - $1 par value:
      Authorized - 2,000,000 shares
      Issued and outstanding - none

      Common stock - $.02 par value:
      Authorized - 10,000,000 shares
      Issued and outstanding - 2,933,431                                              58,669                  58,669
      Paid-in capital                                                              5,641,094               5,641,094
      Accumulated (deficit)                                                       (8,044,883)             (7,756,398)
                                                                                  ----------              ----------

TOTAL SHAREHOLDERS' (DEFICIT)                                                     (2,345,120)             (2,056,635)
                                                                                  ----------              ----------

                                                                                  $  281,599              $  320,588
                                                                                  ==========              ==========


                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (UNAUDITED)

                                                                                  2000                     1999
                                                                                  ----                     ----

SALES - NET                                                                   $    214,431              $   310,943

COST OF GOODS SOLD                                                                 136,584                  188,718
                                                                              ------------              -----------

GROSS PROFIT                                                                        77,847                  122,225
                                                                              ------------              -----------
COSTS AND EXPENSES:

      Engineering, research and development                                         50,001                   58,334
      Marketing and sales                                                           32,814                   33,299
      General and administrative                                                    65,301                   95,628
      Depreciation and amortization                                                  1,530                      153
      Interest expense                                                              10,524                   10,524
                                                                              ------------              -----------
      TOTAL COSTS AND EXPENSES                                                     160,170                  197,938
                                                                              ------------              -----------
NET (LOSS)                                                                    $    (82,323)            $    (75,713)
                                                                              ============             ============

(LOSS) PER SHARE  (Note 6) -
Basic and Diluted                                                             $       (.03)            $       (.03)
                                                                              ============             ============


                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                  2000                     1999
                                                                                  ----                     ----
SALES - NET                                                                   $   678,383               $1,227,640

COST OF GOODS SOLD                                                                437,773                  715,711
                                                                              -----------               ----------

GROSS PROFIT                                                                      240,610                  511,929
                                                                              -----------               ----------
COSTS AND EXPENSES:

      Engineering, research and development                                       157,771                  174,681
      Marketing and sales                                                         107,031                  105,201
      General and administrative                                                  228,131                  257,106
      Depreciation and amortization                                                 4,590                      459
      Interest expense                                                             31,572                   34,870
                                                                              -----------               ----------
      TOTAL COSTS AND EXPENSES                                                    529,095                  572,317
                                                                              -----------               ----------
NET (LOSS)                                                                    $  (288,485)              $  (60,388)
                                                                              ===========               ==========

(LOSS) PER SHARE  (Note 6) -
Basic and Diluted                                                             $      (.10)              $     (.02)
                                                                              ===========               ==========

                       See notes to financial statements.

                                 VIKONICS, INC.

                            STATEMENTS OF CASH FLOWS

                FOR NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (UNAUDITED)

                                                                             2000                      1999
                                                                             ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                                              $   (288,485)             $    (60,388)
Adjustments to reconcile net (loss) to net
cash (used for) provided by operating activities:
      Depreciation and amortization
                                                                               4,590                       459

Changes in assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                                    (12,640)                   37,235
      Inventories                                                             16,597                    29,723
      Prepaid expenses and other current assets                               12,854                     2,244

    Increase (decrease) in:
      Accounts payable                                                        40,442                   (20,354)
      Accrued expenses and other liabilities                                 176,852                    34,271
      Deferred service income                                                 32,202                    13,127
                                                                        ------------              ------------

Net cash (used for) provided by operating activities                         (17,588)                   36,317
                                                                        ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of equipment and fixtures - net                                     ---                   (23,089)
                                                                        ------------              ------------
(DECREASE) INCREASE IN CASH                                                  (17,588)                   13,228

CASH  - MARCH 31                                                              20,680                    30,219
                                                                        ------------              ------------
CASH  - DECEMBER 31                                                     $      3,092              $     43,447
                                                                        ============              ============



                       See notes to financial statements.

                                 VIKONICS, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 1. - Financial Statements

The financial statements include the accounts of the Company and Vikonics Canada Inc., its wholly-owned subsidiary, an entity without any activity during the periods presented.

In the opinion of the Company, the accompanying unaudited financial statements contain all necessary adjustments which are all of a normal recurring nature for the fair presentation of its financial position as of December 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999, and changes of cash flows for the nine months ended December 31, 2000 and 1999.

The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2. - Inventories

Inventories consisted of the following:
                                          December 31, 2000       March 31, 2000
                                          -----------------       --------------

Raw materials                               $   33,190               $   44,962
Work-in-process                                  8,726                   12,275
Finished goods                                  29,144                   30,420
                                            ----------               ----------

TOTAL                                       $   71,060               $   87,657
                                            ==========               ==========


Note 3. - Notes and Loans Payable; Legal Proceeding

Notes and loans payable consists of:

                                              December 31, 2000   March 31, 2000
                                              -----------------   --------------
Amounts due to private investors, directors,
 and legal counsel.                             $  717,728          $  717,728
                                                ----------          ----------


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

Additionally, at December 31, 2000, the Company had a remaining balance of $147,728 that was lent to the Company by two then directors during the Company's second fiscal quarter of 1995. Both loans are payable on demand with interest at 9% per annum.


Note 4. - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:


                                       December 31, 2000       March 31, 2000
                                       -----------------       --------------
Accrued warranty expense                  $     38,000          $      38,000
Accrued salaries, wages, and taxes             562,380                457,328
Accrued professional fees                       32,500                 40,000
Accrued officers' salaries                     171,228                171,228
Accrued interest                               652,450                593,878
Other                                           79,497                 58,769
                                          ------------           ------------
                                          $  1,536,055           $  1,359,203
                                          ============           ============

Note 5. - Income Taxes

At December 31, 2000 the Company had net operating loss carryforwards available amounting to approximately $7.5 million which will expire between 2001 and 2013. There is a remote possibility that net operating loss carryforwards of approximately $500,000 may not be available. There are no significant differences in the recognition of income and expenses for tax and financial reporting purposes.

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

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION


Results of Operations
---------------------

The Company's net sales for the three months ended December 31, 2000 decreased $ 97,000 (31%) compared to the same period a year ago. For the nine months ended December 31, 2000 net sales decreased $549,000 (45%), compared to the corresponding period last year. The decrease is primarily due to sales of approximately $335,000 for a security system upgrade at a domestic United States Air Force Base and $144,000 for security hardware purchased by the Architect of the Capitol without corresponding revenues earned from these customers during the first nine months of the current fiscal year.

Gross profit as a percentage of net sales for the three months ended December 31, 2000 was 36% compared to 39% during the same period a year ago. For the nine months ended December 31, 2000, the gross profit percentage was 35% compared to 42% during the same period a year ago. The decrease in gross margin for the three and nine months ended December 31, 2000 is due to the underabsorption of manufacturing overhead costs caused by the lower sales volume.

Engineering, research and development expenses for three months ended December 31, 2000 were $ 50,000, a decrease of 14% ($8,000). Engineering, research and development expenses for the nine months ended December 31, 2000 were $ 158,000, a decrease of 10% ($17,000). These reductions were due to outside programming costs incurred in the prior year periods with no corresponding costs incurred during the current year.

Marketing and sales expenses for the three and nine months ended December 31, 2000 were $ 33,000 and $107,000, respectively. These amounts are essentially the same as the expense levels of the same periods in the preceding year.

General and administrative expenses for the three and nine months ended December 31, 2000 were $ 65,000 and $ 228,000, respectively, a decrease of 32% ($ 30,000)
and 11% ($ 29,000) versus the expenses incurred during the same periods a year ago. The variation is due to reductions in insurance, administrative payroll costs and travel costs.

The net (loss) for the three months ended December 31, 2000 was ($82,000) compared to net (loss) of ($76,000) a year ago. The net (loss) for the nine months ended December 31, 2000 was ($288,000) compared to net (loss) of ($60,000) a year ago, due to the factors regarding revenue and expenses described above.

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

The working capital deficit on December 31, 2000 was ($2,364,000) compared to ($2,080,000) on March 31, 2000. The increase in the working capital deficit is primarily due to the loss incurred for the nine months ended December 31, 2000. At December 31, 2000 the Company had $3,000 in cash, compared to $21,000 in cash at March 31, 2000.

Accounts receivable increased by $13,000 during the nine months ended December 31, 2000 from the March 31, 2000 level due to a large majority of the fiscal 2001 third quarter shipments occurring during the month of December, 2000.

Notes and loans payable of $718,000 at December 31, 2000 consists of amounts due to private investors, former directors, and legal counsel.

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

Accounts payable of $294,000 at December 31, 2000 are $40,000 greater than the balance of $254,000 at March 31, 2000 due simply to the timing of certain vendor payments. Accrued expenses and other current liabilities at December 31, 2000 of $1,536,000 are $177,000 higher than the $1,359,000 at March 31, 2000. The variance is primarily due to an increase in accrued payroll tax non- payment penalties and interest for the nine months ended December 31, 2000.

In total, the net cash (used for) operating activities was $ (18,000) for the nine months ended December 31, 2000, as compared to $36,000 provided by operating activities for the nine months ended December 31, 1999.

The Company has no significant capital expenditures plans at this time.

                           Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

         None

                                   Signatures
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                     Vikonics, Inc.
                                            --------------------------------
                                                      (Registrant)



March 13, 2001                                     /s/ John J. Strong
                                            --------------------------------
                                                     John J. Strong
                                                        President
                                                (duly authorized officer
                                            and principal financial officer)